Form 10-Q
period 1998-09-30
GLENBOROUGH PROPERTIES L P
filed 1998-12-24
CIK 1039223

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 001-14162


                         GLENBOROUGH PROPERTIES, L.P.
            (Exact name of registrant as specified in its charter)

             California                                    94-3231041
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

      400 South El Camino Real,
  Suite 1100, San Mateo, California
           (650) 343-9300                                   94402-1708
(Address of principal executive offices                    (Zip Code)
        and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___

                                     INDEX
                         GLENBOROUGH PROPERTIES, L.P.

                                                                      Page No.
PART I        FINANCIAL INFORMATION

Item 1.       Consolidated  Financial  Statements of  Glenborough
              Properties,   L.P.   (Unaudited   except   for  the
              Consolidated Balance Sheet at December 31, 1997):

                 Consolidated  Balance  Sheets at  September  30,
                 1998 and December 31, 1997                                 3

                 Consolidated Statements of Operations for the
                 nine months ended September 30, 1998 and 1997              4

                 Consolidated Statements of Operations for the
                 three months ended September 30, 1998 and 1997             5

                 Consolidated Statement of Partners' Equity for the
                 nine months ended September 30, 1998                       6

                 Consolidated Statements of Cash Flows for
                 the nine months ended September 30, 1998 and
                 1997                                                     7-8

                 Notes to Consolidated Financial Statements              9-19

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       20-26

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                         27-28

Item 2.       Changes in Securities                                     28-29

Item 6.       Exhibits and Reports on Form 8-K                             30

SIGNATURES                                                                 31

EXHIBIT INDEX                                                              32


Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                         GLENBOROUGH PROPERTIES, L.P.
                         CONSOLIDATED BALANCE SHEETS
                     (in thousands, except unit amounts)


                                                    September 30,      December 31,
                                                        1998               1997
                                                     (Unaudited)         (Audited)
                                                    --------------     --------------
ASSETS
   Rental property, net of accumulated
     depreciation of $73,878 and $41,213 in
     1998  and  1997, respectively                   $1,754,260           $825,218
   Investment in Glenborough Corporation                  9,403              8,519
   Mortgage loans receivable                             40,582              3,692
   Cash and cash equivalents                              7,244              3,670
   Other assets                                          92,567             23,351
                                                    --------------     --------------

      TOTAL ASSETS                                   $1,904,056           $864,450
                                                    ==============     ==============

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
   Mortgage loans                                    $  492,394           $148,139
   Unsecured Series A Redeemable Notes                  150,000                 --
   Unsecured loan                                       147,710                 --
   Unsecured bank line                                  145,140             80,160
   Other liabilities                                     31,985             12,267
                                                    --------------     --------------
     Total liabilities                                  967,229            240,566
                                                    --------------     --------------

Partners' Equity:
   General partner, 359,040 and 337,018 units
     issued and outstanding at September 30, 1998
     and December 31, 1997, respectively                  9,217              6,239
   Limited partners, 35,544,964 and 33,364,801
     units issued and outstanding at September 30,
     1998 and December 31, 1997, respectively           927,610            617,645
                                                    --------------     --------------
     Total partners' equity                             936,827            623,884
                                                    --------------     --------------

        TOTAL LIABILITIES AND PARTNERS'
         EQUITY                                      $1,904,056           $864,450
                                                    ==============     ==============


          See accompanying notes to consolidated financial statements

                         GLENBOROUGH PROPERTIES, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the nine months ended September 30, 1998 and 1997
                    (in thousands, except per unit amounts)
                                  (Unaudited)

                                                      1998              1997
                                                   -----------        ----------
REVENUE
   Rental revenue                                  $  162,903          $ 35,899
   Fees and reimbursements from affiliates              2,452               572
   Interest and other income                            1,959             1,060
   Equity in earnings of Glenborough Corporation        1,889               816
   Net gain on sales of rental properties               1,901               555
   Gain on collection of mortgage loan
      receivable                                           --               652
                                                   -----------        ----------
     Total revenue                                    171,104            39,554
                                                   -----------        ----------

EXPENSES
   Property operating expenses, including
     $2,287 and $1,904 paid to affiliates
     in 1998 and 1997, respectively                    54,382            12,483
   General and administrative, including
     $1,815 and $1,814 paid to an affiliate
     in 1998 and 1997, respectively                     7,842             2,126
   Depreciation and amortization                       35,227             8,854
   Interest expense                                    35,916             6,416
                                                   -----------        ----------
     Total expenses                                   133,367            29,879
                                                   -----------        ----------

Net income                                             37,737             9,675

Preferred partnership interest distribution
     requirement                                      (15,050)               --
                                                   -----------        ----------

Net  income   allocable  to  general  and
     limited partners                               $  22,687          $  9,675
                                                   ===========        ==========

Net  income   allocable  to  general  and
   limited partners per partnership unit            $    0.65          $   0.65
                                                   ===========        ==========

Weighted average number of partnership
   units outstanding                               34,651,712         14,999,528
                                                   ===========        ==========

          See accompanying notes to consolidated financial statements

                          GLENBOROUGH PROPERTIES, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended September 30, 1998 and 1997
                    (in thousands, except per unit amounts)
                                  (Unaudited)

                                                      1998               1997
                                                   -----------        ----------
REVENUE
   Rental revenue                                  $  65,321          $ 16,208
   Fees and reimbursements from affiliates             1,220               205
   Interest and other income                           1,404               544
   Equity in earnings of Glenborough Corporation       1,038               380
   Reduction in gain on prior quarter
      sales of rental properties                        (238)              (15)
                                                   -----------        ----------
     Total revenue                                    68,745            17,322
                                                   -----------        ----------

EXPENSES
   Property operating expenses, including
      $332 and $804 paid to affiliates in
      1998 and 1997, respectively                     22,446             5,773
   General and administrative,  including
      $849 paid to an affiliate in 1997                3,367               952
   Depreciation and amortization                      14,309             4,811
   Interest expense                                   17,064             2,616
                                                   -----------        ----------
     Total expenses                                   57,186            14,152
                                                   -----------        ----------

Net income                                            11,559             3,170

Preferred partnership interest distribution
    requirement                                       (5,570)               --
                                                   -----------        ----------

Net income allocable to general and
   limited partners                                $   5,989          $  3,170
                                                   ===========        ==========

Net income allocable to general and
   limited partners per partnership unit           $    0.17          $   0.16
                                                   ===========        ==========

Weighted average number of partnership
   units outstanding                               35,868,546         20,298,131
                                                   ===========        ==========

          See accompanying notes to consolidated financial statements

                          GLENBOROUGH PROPERTIES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                  For the nine months ended September 30, 1998
                                 (in thousands)
                                   (Unaudited)


                                      General         Limited
                                      Partner         Partners         Total
                                   -------------   -------------   -------------

Balance at December 31, 1997           $6,239         $617,645         $623,884

Contributions                           3,307          327,423          330,730

Distributions                            (557)         (55,122)         (55,679)

Unrealized gain on marketable
   securities                               1              154              155

Net income                                227           37,510           37,737
                                    -------------   -------------   ------------

Balance at September 30, 1998          $9,217         $927,610         $936,827
                                    =============   =============   ============

          See accompanying notes to consolidated financial statements

                        GLENBOROUGH PROPERTIES, L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ended September 30, 1998 and 1997
                               (in thousands)
                                 (Unaudited)



                                                   1998               1997
                                                -----------         ----------
Cash flows from operating activities:
   Net income                                   $  37,737           $   9,675
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation and amortization                35,227               8,854
      Amortization of loan fees,
        included in interest expense                  998                 174
      Equity in earnings of Glenborough
        Corporation                                (1,889)               (816)
      Gain on collection of mortgage
        loan receivable                                --                (652)
      Net gain on sales of rental properties       (1,901)               (555)
      Changes in certain assets and
        liabilities, net                           (3,036)               (267)
                                                -----------         ----------
        Net cash provided by operating
           activities                              67,136              16,413
                                                -----------         ----------

Cash flows from investing activities:
   Net proceeds from sales of rental properties    39,247              11,873
   Additions to rental property                  (589,480)           (393,534)
   Additions to mortgage loans receivable         (37,397)             (2,420)
   Principal receipts on mortgage loans
      receivable                                      507               9,355
   Distributions from Glenborough Corporation       1,005               1,620
   Other investments, included in other assets    (47,943)                 --
                                                -----------         ----------
        Net cash used for investing activities   (634,061)           (373,106)
                                                -----------         ----------

Cash flows from financing activities:
   Proceeds from borrowings                       425,350             369,540
   Repayment of borrowings                       (227,281)           (212,910)
   Proceeds from issuance of Series A
      Redeemable Notes                            150,000                  --
   Partner contributions                          278,109             215,196
   Partner distributions                          (55,679)            (14,611)
                                                -----------         ----------
      Net cash provided by financing activities   570,499             357,215
                                                -----------         ----------

                                  continued

          See accompanying notes to consolidated financial statements

                          GLENBOROUGH PROPERTIES, L.P.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-continued
              For the nine months ended September 30, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)


                                                   1998              1997
                                                -----------       -----------

Net increase in cash and cash equivalents       $   3,574         $     522

Cash and cash equivalents at beginning
   of period                                        3,670               785
                                                -----------       -----------

Cash and cash equivalents at end of
   period                                       $   7,244         $   1,307
                                                ===========       ===========

Supplemental disclosure of cash flow
   information:

   Cash paid for interest (net of
      capitalized interest of $724 in
      1998)                                     $  30,712         $   5,695
                                                ===========       ===========

Supplemental disclosure of Non-Cash
   Investing and Financing Activities:

   Acquisition of real estate through
      assumption of first trust deed
      notes payable                             $ 358,876         $  24,924
                                                ===========       ===========

   Acquisition of real estate through
      issuance of shares of common stock
      and Operating Partnership units           $  52,621         $  28,078
                                                ===========       ===========

   Unrealized gain on marketable securities     $     155         $      --
                                                ===========       ===========

          See accompanying notes to consolidated financial statements

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1998

Note 1.  ORGANIZATION

Glenborough Properties, L.P., a California Limited Partnership (the "Operating Partnership") was organized in the State of California on August 23, 1995. The Operating Partnership is the primary operating subsidiary of Glenborough Realty Trust Incorporated (the "Company"). On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which eight public limited partnerships (the "Partnerships," collectively with Glenborough Corporation (defined below), the "GRT Predecessor Entities"), merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock to the Partnerships in exchange for 3,979,376 Operating Partnership units; and (ii) merged with Glenborough Corporation, a California Corporation ("GC"), with the Company being the surviving entity. The Company then transferred certain real estate and related assets to the Operating Partnership in exchange for a sole general partner interest of 1% and a limited partnership interest of 85.37% (88.2% total partnership interest as of September 30, 1998). The Operating Partnership also acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). The Operating Partnership commenced operations on January 1, 1996.

The Operating Partnership, through several subsidiaries, is engaged primarily in the ownership, operation, management, acquisition, expansion and development of various income-producing properties. As of September 30, 1998, the Operating Partnership, directly and through various subsidiaries in which it owns 99% of the ownership interests, controls a total of 190 real estate projects.

Effective April 1, 1998, the Company contributed to the Operating Partnership the majority of its assets, including 100% of its shares of the non-voting preferred stock of Glenborough Corporation ("GC"), as well as all of the Company's tangible personal property including furniture and fixtures, all cash and investments, and a property management contract. As part of that transaction, the Company also agreed to a substantial reduction in the asset management fees paid by the Operating Partnership to the Company. In return, the Operating Partnership canceled certain obligations of the Company to the Operating Partnership, and issued 2,248,869 units of partnership interest in the Operating Partnership to the Company. The contribution of 100% of the shares of non-voting preferred stock in GC has been accounted for as a reorganization of entities under common control, similar to a pooling of interests. All periods have been restated to give effect to the transaction as if it occurred on December 31, 1995.

As a result of this transaction, the only assets of the Company that are not attributable to its interest in the Operating Partnership are (i) its shares of non-voting preferred stock in Glenborough Hotel Group, (ii) its shares of common stock in seven qualified REIT subsidiaries, which produce dividends that are not material to the Company, and (iii) a 4.05% partnership interest in Glenborough Partners.

As of September 30, 1998, resulting from the transaction discussed above, the Operating Partnership holds 100% of the non-voting preferred stock of GC. GC is the general partner of several real estate limited partnerships and provides asset and property management services for these partnerships (the "Controlled Partnerships"). It also provides partnership administration, asset management, property management and development services to a group of unaffiliated partnerships which include three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has significant real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships"). The services to the Rancon Partnerships were previously provided by Glenborough Inland Realty Corporation ("GIRC"), a California corporation, which merged with GC effective June 30, 1997. GC also provides property management services for a limited portfolio of property owned by other unaffiliated third parties.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Operating Partnership and its majority owned subsidiaries as of September 30, 1998, and December 31, 1997, and the consolidated results of operations and cash flows of the Operating Partnership and its majority owned subsidiaries for the nine months ended September 30, 1998 and 1997. All intercompany transactions, receivables and payables have been eliminated in consolidation.

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1998

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Operating Partnership as of September 30, 1998, and for the period then ended.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which will be effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS 131 will require the Operating Partnership to report certain financial and descriptive information about its reportable operating segments, segments for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. For these segments, SFAS 131 will require the Operating Partnership to report profit and loss, certain specific revenue and expense items and assets. It also requires disclosures about each segment's products and services, geographic areas of operation and major customers. The Operating Partnership will adopt the disclosures required by SFAS 131 in the financial statements for the year ended December 31, 1998.

Investments in Real Estate
Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Operating Partnership's plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Operating Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Operating Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Operating Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

The useful lives are as follows:

         Buildings and Improvements   10 to 40 years
         Tenant Improvements          Term of the related lease
         Furniture and Equipment      5 to 7 years

Investment in Glenborough Corporation
The  Operating   Partnership's   investment  in  Glenborough   Corporation  is
accounted for using the equity method, as discussed further in Note 4.

Mortgage Loans Receivable
The Operating Partnership monitors the recoverability of its loans and notes receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1998

financial information concerning the operation of the properties. Interest on mortgage loans is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable will be evaluated for impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using sources other than the operations of the property securing the loan. If it is concluded that such circumstances exist, then the loan will be considered to be impaired and its recorded amount will be reduced to the fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Operating Partnership's collection on these receivables will be different than the recorded amounts.

Cash Equivalents
The  Operating   Partnership  considers  short-term   investments   (including
certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents.

Marketable Securities
The Operating Partnership records its marketable securities at fair value. Unrealized gains and losses on securities are reported as a separate component of partners' equity and realized gains and losses are included in net income. As of September 30, 1998, marketable securities with a fair value of approximately $4,133,000 were included in other assets on the accompanying consolidated balance sheet.

Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Operating Partnership, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. The carrying amount of cash and cash equivalents, as well as the mortgage notes receivable described above, approximates fair value.

Deferred Financing and Other Fees
Fees paid in connection with the financing and leasing of the Operating Partnership's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Development Alliances
The Operating Partnership, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Operating Partnership are capitalized to the investment since such funds are used for development purposes.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the leases.

For the nine months ended September 30, 1998, no tenants represented 10% or more of rental revenue of the Operating Partnership.

Fees and reimbursement revenue consists of property management fees, overhead administration fees and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate (see Note 8).

Revenues are recognized only after the Operating Partnership is contractually entitled to receive payment, after the services for which the fee is received have been provided, and after the ability and timing of payments are reasonably assured and predictable.

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1998

Scheduled rent increases are based primarily on the Consumer Price Index or a similar factor. Material incentives paid, if any, by the Operating Partnership to a tenant are amortized as a reduction of rental income over the life of the related lease.

The Operating Partnership recognizes contingent rental income after the related target is achieved.

Net Income Per Partnership Unit
Net income per partnership unit is calculated using the weighted average number of partnership units outstanding during the period. No effect on per unit amounts has been attributed to a potential conversion of the Preferred Partner Interest (see Note 9) into limited partner units as the impact is anti-dilutive. No other potentially dilutive securities of the Operating Partnership exist.

Income Taxes
No provision for income taxes is included in the Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997 as the Operating Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns.

Note 3.     INVESTMENTS IN REAL ESTATE

In August 1998, the Operating Partnership acquired a 85,765 square foot office building located in northern New Jersey ("Executive Place") from a German partnership. The total acquisition cost, including capitalized costs, was approximately $12.4 million which was paid entirely in cash. The cash portion was financed through advances under the Acquisition Credit Facility (as defined in Note 7).

In August 1998, the Operating Partnership sold one of three buildings (totaling 85,548 square feet) from a 187,843 square foot office/flex property for $1,700,000. No gain or loss was recognized upon the sale and the Operating Partnership received net proceeds of approximately $1,687,000. The remaining buildings totaling 102,295 square feet remain in the Operating Partnership's office/flex portfolio.

In July 1998, the Operating Partnership acquired a portfolio of ten properties (the "Pauls Portfolio") from The Pauls Corporation, a national developer headquartered in Denver, Colorado. The Pauls Portfolio properties aggregate 1,128,785 square feet located in Aurora, Colorado, and consist of one office, four office/flex and five industrial buildings. The total acquisition cost, including capitalized costs, was approximately $54.9 million, comprising: (i) approximately $41.3 million of net assumed debt;
(ii) approximately $11.3 million of equity in the form of 423,843 Operating Partnership units (based on an agreed per unit value of $26.556); and (iii) the balance in cash. The cash portion was financed through advances under the Bridge Loan from a commercial bank as discussed in Note 7. In addition to the acquisition of the Pauls Portfolio, the Operating Partnership has entered into a loan agreement and a development alliance with The Pauls Corporation. See Notes 5 and 6 for further discussion.

In June 1998, the Operating Partnership acquired a portfolio of multi-family properties (the "Galesi Portfolio") from the Galesi Group, a privately owned company. The Galesi Portfolio includes 21 properties with 6,536 units located primarily in Houston, Austin, Dallas and San Antonio. Four properties are located outside of Texas: two in Atlanta, one in Nashville and one in
Colorado Springs. The total acquisition cost, including capitalized costs, was approximately $275.8 million, comprising: (i) approximately $169.4 million of net assumed debt (including an unamortized premium totaling approximately $3.1 million, which results in an effective interest rate on these instruments of 6.75%); (ii) approximately $21.2 million of equity in the form of 806,393 Operating Partnership units (based on an agreed per unit value of $26.2315); and (iii) the balance in cash. The cash portion was financed through advances under a $150 million Bridge Loan from a commercial bank as discussed in Note 7.

In June 1998, the Operating Partnership acquired a 133,090 square foot office property and a 229,352 square foot industrial property, both located in northern New Jersey (the "Donau/Gruppe Portfolio") from a German partnership. The total acquisition cost, including capitalized costs, was approximately $28.5 million, which was comprised of: (i) approximately $10.5 million of

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1998

assumed debt; and (ii) the balance in cash. The cash portion was financed through advances under a $150 million Bridge Loan from a commercial bank.

In June 1998, the Operating Partnership acquired a 263,610 square foot office/flex property located in Indianapolis, Indiana (the "Covance Property") from Eaton & Lauth. The total acquisition cost, including capitalized costs, was approximately $16.5 million, comprising: (i) approximately $4 million of equity in the form of 161,492 Operating Partnership units (based on an agreed per unit value of $25.00); (ii) approximately $220,000 of equity in the form of 8,802 shares of Common Stock of the Company (based on an agreed per share value of $25.00); and (iii) the balance in cash. The cash portion was financed through advances under the Acquisition Credit Facility (as defined in Note 7).

In June  1998,  the  Operating  Partnership  sold  two  hotel  properties  for
$6,100,000. After accounting for closing costs, the sales generated a net gain of approximately $73,000 and net proceeds of approximately $2,327,000. The Operating Partnership received consideration in cash for one of the hotels with a selling price of $1,900,000. In conjunction with the sale of the other hotel with a selling price of $4,200,000, the Operating Partnership agreed to loan $3,600,000 to the buyer for a term of six months at a fixed interest rate of 9% (see Note 5). As the buyer contributed cash (approximately $600,000) to the purchase of this hotel, the historical operations of the hotel are sufficient to service the loan and the Operating Partnership has no other continuing obligations or involvement with this property, the Operating Partnership recognized the sale under the full accrual method of accounting. The net book value of the two hotel properties aggregated to $5,642,000 on the date of sale. Net income earned by the Operating Partnership from the two hotels totaled $426,000 in the nine months ended September 30, 1997 and $275,000 during the period from January 1, 1998 to the date of sale. No debt was secured by these properties prior to the sale.

In May 1998, the Operating Partnership acquired a 125,507 square foot office building and a 5.45-acre parcel of land located in Omaha, Nebraska ("One and Three Pacific") from Shorenstein Company, L.P. The total acquisition cost, including capitalized costs, was approximately $20.1 million which was paid entirely in cash, including cash from borrowings under the Acquisition Credit Facility and proceeds from the sales of two office/flex properties as discussed below.

In April 1998, the Operating Partnership acquired a portfolio of three office properties and four retail properties aggregating 417,745 square feet and three multi-family properties containing 670 units (the "Eaton & Lauth Portfolio") from a number of partnerships in which affiliates of Eaton & Lauth serve as general partners. The total acquisition cost, including capitalized costs, was approximately $68.7 million, comprising: (i) approximately $32.0 million of net assumed debt; (ii) approximately $15.9 million of equity which consisted of (a) approximately $3.2 million in the form of 126,764 shares of Common Stock of the Company (based on an agreed per share value of $25.00); and (b) approximately $12.7 million in the form of 506,788 Operating Partnership units (based on an agreed per unit value of $25.00); and (iii) the balance in cash. The cash portion was financed through advances under the Acquisition Credit Facility. The Eaton & Lauth Portfolio properties are located in Indiana.

In April 1998, the Operating Partnership sold an office/flex property for $3,600,000. The sale generated a net gain of approximately $449,000 and net proceeds after closing costs of approximately $1,571,000. The proceeds from the sale were deposited into a deferred exchange account and were applied to the acquisition of One and Three Pacific on a tax-deferred basis pursuant to
Section 1031 of the Internal Revenue Code.

In March 1998, the Operating Partnership acquired a portfolio of seven properties (the "BGK Portfolio") from BGK Development. The BGK Portfolio properties aggregate 515,445 net rentable square feet, located in Boston, Massachusetts and Kansas City, Kansas, and consist of four office properties, two industrial properties and one office/flex property. The total acquisition cost, including capitalized costs, was approximately $50.2 million, comprised of (i) approximately $13.3 million in assumption of debt; and (ii) the balance in cash, including cash from borrowings under the Acquisition Credit Facility.

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1998

In March 1998, the Operating Partnership acquired a 15-story office property located in San Mateo, California ("400 El Camino Real"), which contains 139,109 square feet and currently houses the Company's corporate headquarters in approximately 45,000 square feet, from Prudential Insurance Company of America. The total acquisition cost, including capitalized costs, was approximately $34.7 million and was paid in cash, including cash from borrowings under the Acquisition Credit Facility.

In March 1998, the Operating Partnership sold an office/flex property for $1,368,000. The sale generated a net gain of approximately $106,000 and net proceeds of approximately $696,000. The proceeds from the sale were deposited into a deferred exchange account and were applied to the acquisition of One and Three Pacific on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code.

In February 1998, the Operating Partnership acquired a 161,468 square foot office complex ("Capitol Center") located in Des Moines, Iowa. The total acquisition cost, including capitalized costs, was approximately $12.3 million, comprising: (i) $116,000 in the form of 3,874 Operating Partnership units (based on an agreed per unit value of $30.00) and (ii) the balance in cash.

In February 1998, the Operating Partnership sold an industrial property for $930,000. The sale generated a net gain of approximately $246,000 and net proceeds of approximately $359,000. The proceeds from the sale were deposited into a deferred exchange account and were applied to the acquisition of 400 El Camino Real on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code.

In 1997, the Operating Partnership provided approximately $14.1 million in the form of 433,362 Operating Partnership units and 72,564 shares of the Company's Common Stock (based on an agreed per unit and per share value of $27.896, respectively, which was equal to the average closing price of the Company's Common Stock for the ten business days preceding the closing) and paid approximately $200,000 in cash to acquire all of the limited partnership interests of GRC Airport Associates, a California limited partnership ("GRCAA"). GRCAA's sole asset consisted of one industrial property
("Skypark") that was subject to a binding sales agreement. By virtue of interests held directly or indirectly in GRCAA, Robert Batinovich received consideration of approximately $2.2 million and GC (as defined in Note 1) received consideration of approximately $1.7 million for the GRCAA limited partnership interests in the form of Operating Partnership units. Consistent with the Company's Board of Directors' policy, neither Robert Batinovich nor Andrew Batinovich voted when the Board of Directors considered and acted to approve this transaction. In February 1998, the sale of the Skypark property was completed for a price of $22 million. This sale generated a net gain of approximately $83,000 and net proceeds of approximately $14.1 million. The proceeds from the sale of the property were deposited into a deferred exchange account and were applied to the acquisition of 400 El Camino Real on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code.

In January 1998, the Operating Partnership acquired a portfolio of 13 suburban office properties and one office/flex property (the "Windsor Portfolio") located in eight states. The Operating Partnership acquired the Windsor Portfolio from Windsor Realty Fund II, L.P., of which Windsor Advisor, LLC is the general partner and DuPont Pension Fund Investments and Gid/S&S Limited Partnership are limited partners, and other entities affiliated with Windsor Realty Fund II, L.P. The Windsor Portfolio properties aggregate 3,383,240 net rentable square feet, located in the eastern and mid-western United States and are concentrated in suburban Washington, D.C., Chicago, Atlanta, Boston, Philadelphia, Tampa, Florida and Cary, North Carolina. The total acquisition cost, including capitalized costs, was approximately $423.2 million, comprised of (i) approximately $167.2 million in assumption of debt; (ii) $150.0 million in borrowings under a $150 million loan agreement with a commercial bank (the "Interim Loan" as defined in Note
7); and (iii) the balance in cash, including cash from borrowings under the Acquisition Credit Facility. Subsequent to the acquisition, approximately $68 million of the assumed debt was paid off with proceeds from the January 1998 Convertible Preferred Stock Offering (as defined in Note 9).

In January 1998, the Operating Partnership sold a multi-family property for $4.95 million. This sale generated a net gain of approximately $944,000 and net proceeds of approximately $2.1 million. The proceeds from the sale were

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1998

deposited  into  a  deferred   exchange   account  and  were  applied  to  the
acquisition of 400 El Camino Real on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code.

The Operating Partnership has entered into a definitive agreement to sell the Shannon Crossing retail property for $9.3 million. The property is currently undergoing a $6.2 million renovation and expansion. As of the date of this filing, approximately $3.7 million of the project budget for the renovation and expansion has been funded. The Operating Partnership anticipates that the sale of Shannon Crossing will not be completed until the first quarter of 1999.

The Operating Partnership has entered into three short-term lease agreements on the hotel properties located in Arlington, Texas, Tucson, Arizona and Ontario, California, with two prospective purchasers of these properties. These prospective purchasers have entered into purchase agreements for these properties, with a closing date of December 30, 1998. These leases all terminate on the closing date for the sale of the properties. The net book value of the three hotel properties aggregates to $12,772,000 at September 30, 1998. The properties secure, in part, a loan to the Operating Partnership with an outstanding principal balance of $19,203,000 at September 30, 1998. Net income earned by the Operating Partnership from the three hotels totaled $665,000 and $1,102,000 in the nine months ended September 30, 1998 and 1997, respectively.

The Operating Partnership has entered into a definitive agreement to acquire all of the real estate assets of Prudential-Bache/Equitec Real Estate
Partnership, a California limited partnership in which the managing general partner is Prudential-Bache Properties, Inc., and in which GC and Robert Batinovich have served as co-general partners since March 1994, but do not hold a material equity or economic interest (the "Pru-Bache Portfolio"). The total acquisition cost, including capitalized costs, is expected to be approximately $49.9 million, which is to be paid entirely in cash. The
Pru-Bache Portfolio comprises four office buildings aggregating 405,825 square feet and one office/flex property containing 121,645 square feet. This acquisition is subject to certain contingencies, including the resolution of litigation relating to the proposed acquisition, to which neither the Operating Partnership nor the Company is a party, and customary closing conditions.

Note 4.INVESTMENT IN GLENBOROUGH CORPORATION

The Operating Partnership accounts for its investment in Glenborough Corporation ("GC") using the equity method as a substantial portion of GC's economic benefits flow to the Operating Partnership by virtue of its 100% non-voting preferred stock interest in GC, which interest constitutes substantially all of GC's capitalization. Two of the holders of the voting common stock of GC are officers of the Company; however, the Operating Partnership has no direct voting or management control of GC. The Operating Partnership records earnings on its investment in GC equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from GC are recorded as a reduction of the Operating Partnership's investment.

As of September 30, 1998, the Operating Partnership had the following investment in GC (in thousands):

Investment at December            $8,519
31, 1997
  Distributions                   (1,005)
  Equity in earnings               1,889
                               ============
Investment at September           $9,403
30, 1998
                               ============

Note 5.MORTGAGE LOANS RECEIVABLE

The  Operating   Partnership's   mortgage  loans  receivable  consist  of  the
following as of September 30, 1998, and December 31, 1997 (dollars in thousands):

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1998

                                                          1998            1997
                                                       ----------     ----------
Note  secured  by  an   industrial   property  in  Los
Angeles,  CA, with a fixed  interest  rate of 9% and a
maturity date of June 2001.  This note was paid off in
June 1998.                                               $    --        $    507

Note  secured by an office  property in  Phoenix,  AZ,
with a fixed  interest rate of 11% and a maturity date
of  November  1999.  As of  September  30,  1998,  the
Operating   Partnership  is  committed  to  additional
advances  totaling  $454 for tenant  improvements  and
other leasing costs.                                       3,398           3,185

Note secured by a hotel  property in Dallas,  TX, with
a fixed  interest  rate of 9%,  monthly  interest-only
payments and a maturity date of December 1998              3,600              --

Note  secured by Gateway  Park land located in Aurora,
CO,  with  a  stated  fixed   interest  rate  of  13%,
quarterly  interest-only  payments and a maturity date
of July 2005 (see below for further discussion)           33,586              --
                                                       ----------     ----------
Total                                                    $40,582        $  3,692
                                                       ==========     ==========

In July 1998, concurrent with the acquisition of the Pauls Portfolio (as defined in Note 3), the Operating Partnership entered into a development alliance with The Pauls Corporation (see Note 6). In addition to this development alliance, the Operating Partnership has loaned approximately $34 million to continue the build-out of Gateway Park. These advances were made in the form of a secured loan and accordingly, are recorded as a mortgage loan receivable. In this arrangement, the Operating Partnership has certain rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Operating Partnership could acquire up to 2.9 million square feet of office, office/flex, industrial and multi-family properties over the next five years.

Note 6. DEVELOPMENT ALLIANCES AND OTHER ASSETS

The Operating Partnership has formed 4 development alliances to which it has committed a total of approximately $42 million for the development of approximately 1.4 million square feet of office, office/flex and distribution properties and 2,050 multi-family units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of September 30, 1998, the Operating Partnership has advanced approximately $29 million under these commitments. Under these development alliances, the Operating Partnership has certain rights to purchase the properties upon completion of development and, thus, through these alliances, the Operating Partnership could acquire an additional 1.4 million square feet of commercial properties and 2,050 multi-family units over the next five years.

As of September 30, 1998, the Operating Partnership had investments of approximately $20,100,000 in securities of a private REIT. As of September 30, 1998, the Operating Partnership's ownership interest was 24.47%. The Operating Partnership accounts for this investment using the equity method. Also, as of September 30, 1998 the Operating Partnership had investments in marketable securities with a fair value of approximately $4,133,000.

Note 7. SECURED AND UNSECURED LIABILITIES

The Operating Partnership had the following mortgage loans, bank lines, unsecured notes and notes payable outstanding as of September 30, 1998, and December 31, 1997 (dollars in thousands):

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1998

                                                             1998          1997
Unsecured  $250,000  line of credit  with a bank
("Acquisition  Credit Facility") with a variable
interest  rate ranging  between LIBOR plus 1.10%
and  LIBOR  plus  1.30%   (6.84%  and  7.07%  at
September   30,  1998  and  December  31,  1997,
respectively),  monthly  interest  only payments
and a maturity  date of December 22, 2000,  with
one option to extend for 10 years.                       $   145,140   $  80,160

Unsecured   loan  with  a  bank  ("$150  Million
Bridge  Loan") with a variable  interest rate of
LIBOR plus 1.3% (6.93% at September  30,  1998),
monthly  interest  only  payments and a maturity
date  of  December  31,  1998.   See  below  for
further discussion.                                          147,710          --

Secured  loan with a bank with a fixed  interest
rate of 7.50%,  monthly  principal  and interest
payments   of  $443  and  a  maturity   date  of
October  1,  2022.  The loan is  secured  by ten
properties   with  an  aggregate   net  carrying
value of  $110,433  and  $111,372  at  September
30, 1998 and December 31, 1997, respectively.                 59,128      59,724

Secured  loan  with an  investment  bank  with a
fixed   interest   rate   of   7.57%,    monthly
principal  and interest  payments of $149 (based
upon  a  25-year  amortization)  and a  maturity
date of  January  1,  2006.  The loan is secured
by  nine   properties   with  an  aggregate  net
carrying   value  of  $38,549   and  $37,711  at
September   30,  1998  and  December  31,  1997,
respectively.                                                 19,203      19,444

Secured  loans  with  various  lenders,  bearing
interest  at  fixed  rates   between  6.95%  and
9.25%  (approximately  $168,962  of these  loans
include     an     unamortized     premium    of
approximately    $2,764   which    reduces   the
effective  interest  rate on  those  instruments
to 6.75%),  with monthly  principal and interest
payments   ranging   between  $8  and  $371  and
maturing  at various  dates  through  October 1,
2010.  These  loans are  secured  by  properties
with  an  aggregate   net   carrying   value  of
$449,810 and $66,353 at  September  30, 1998 and
December 31, 1997, respectively.                             263,613      30,519

Secured   loans  with  various   banks   bearing
interest  at  variable  rates  (ranging  between
6.75%  and  8.50%  at   September   30,   1998),
monthly    principal   and   interest   payments
ranging  between  $4 and  $773 and  maturing  at
various  dates   through  May  1,  2017.   These
loans  are   secured  by   properties   with  an
aggregate  net  carrying  value of $189,185  and
$17,246 at  September  30, 1998 and December 31,
1997, respectively.                                          120,076       7,806

Secured  loans  with  various  lenders,  bearing
interest  at  fixed  rates   between  7.25%  and
7.85%,   with  monthly  principal  and  interest
payments   ranging   between   $5  and  $55  and
maturing at various  dates  through  December 1,
2030.  These loans are  secured by  multi-family
properties   with  an  aggregate   net  carrying
value of $41,673  and $41,862 at  September  30,
1998 and December 31, 1997, respectively.                     30,374      30,646

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1998

                                                              1998      1997
Unsecured  Series  A  Redeemable  Notes  with  a
fixed   interest   rate  of   7.625%,   interest
payable  semiannually  on March 15 and September
15,   commencing   September  15,  1998,  and  a
maturity  date of March 15, 2005.  See below for
further discussion.                                         $ 150,000  $      --

Total                                                       $ 935,244  $ 228,299

In January 1998, the Operating Partnership closed a $150 million loan agreement with a commercial bank (the "Interim Loan"). The Interim Loan had a term of three months with interest at LIBOR plus 1.75%. The purpose of the Interim Loan was to fund the acquisition of the Windsor Portfolio as discussed in Note 3. The Interim Loan was paid off in March 1998 with proceeds from the $150 million of unsecured Series A Redeemable Notes as discussed below.

In March 1998, the Operating Partnership issued $150 million of unsecured 7 5/8% Series A Redeemable Notes (the "Notes") in an unregistered Rule 144A offering. The Notes mature on March 15, 2005, unless previously redeemed. Interest on the Notes will be payable semiannually on March 15 and September 15, commencing September 15, 1998. The Notes may be redeemed at any time at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest to the redemption date and (ii) the Make-Whole Amount, as defined, if any. The Notes are general unsecured and unsubordinated obligations of the Operating Partnership, and rank pari passu with all other unsecured and unsubordinated indebtedness of the Operating Partnership. However, the Notes will be effectively subordinated to secured borrowing arrangements that the Operating Partnership has and from time to time may enter into with various banks and other lenders, and to the prior claims of each secured mortgage lender to any specific property which secures any lender's mortgage. As of September 30, 1998, such secured arrangements and mortgages aggregated approximately $492.4 million.

In May 1998, the Operating Partnership filed a registration statement with the Securities and Exchange Commission (the "SEC") to exchange all outstanding Notes (the "Old Notes") for Notes which have been registered under the Securities Act of 1933 (the "New Notes"). This registration statement has been declared effective, and the Operating Partnership has commenced this exchange. The form and term of the New Notes are substantially identical to the Old Notes in all material respects, except that the New Notes have been registered under the Securities Act, and therefore, will not be subject to certain transfer restrictions, registration rights and related special interest provisions applicable to the Old Notes.

In June 1998, the Operating Partnership obtained a $150 million unsecured loan from a commercial bank (the "Bridge Loan") which bears interest at a variable rate of LIBOR plus 1.3%, and has a maturity date of December 31, 1998. As of the date of this filing, approximately $147.7 million had been drawn under the Bridge Loan to fund acquisitions, including the Galesi Portfolio, the Donau/Gruppe Portfolio and the Pauls Portfolio (as discussed in Note 3), and to fund development advances. The Operating Partnership paid off the loan on October 30, 1998, with proceeds from the new $248.8 million loan discussed in Note 10.

Some of the Operating Partnership's properties are held in limited partnerships and limited liability companies in order to provide bankruptcy remote borrowers for certain lenders. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Operating Partnership in accordance with Generally Accepted Accounting Principles ("GAAP").

The required principal payments on the Operating Partnership's debt for the next five years and thereafter, as of September 30, 1998, are as follows (in thousands):

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1998

                          Year Ending
                         December 31,
                            1998           $152,521
                            1999            124,531
                            2000            208,375
                            2001             13,677
                            2002             12,402
                            Thereafter      423,738
                            Total          $935,244

Note 8.     RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Operating Partnership from related parties totaled $2,452,000 and $572,000 for the nine months ended September 30, 1998 and 1997, respectively, and consisted of property management fees, asset management fees and other fee income.

For the nine months ended September 30, 1998 and 1997, the Operating Partnership paid the Company property management fees and asset management fees totaling $3,162,000 and $3,718,000, respectively, which are included in property operating expenses and general and administrative expenses on the accompanying consolidated statements of operations. In addition, for the nine months ended September 30, 1998, the Operating Partnership paid GC property management fees and salary reimbursements totaling $940,000 for management of a portfolio of residential properties owned by the Operating Partnership which is included in property operating expenses on the accompanying consolidated statement of operations.

Note 9.     PUBLIC STOCK OFFERING

In January 1998, the Company completed a public offering of 11,500,000 shares of 7 3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The 11,500,000 shares were sold at a per share price of $25.00 for net proceeds of approximately $276 million. The proceeds from the January 1998 Convertible Preferred Stock Offering were contributed to the Operating Partnership for which the Company received a Preferred Partnership Interest, which is entitled to a priority distribution sufficient to pay dividends to the holders of the Company's Series A Convertible Preferred Stock. A portion of this additional capital was used to repay the outstanding balance under the Operating Partnership's Acquisition Credit Facility. The remaining proceeds were used to fund the acquisitions discussed in Note 3 and for general corporate purposes.

Note 10.    SUBSEQUENT EVENTS

In October 1998, the Operating Partnership obtained a $248.8 million loan from Goldman Sachs Mortgage Corporation which has a term of ten years, bears interest at a fixed rate of 6.125% and is secured by 36 properties. The proceeds were used to retire the Operating Partnership's $150 million Bridge Loan maturing December 31, 1998, to pay off four mortgage loans and to pay down the Acquisition Credit Facility.

In November 1998, the Operating Partnership sold two industrial properties to two unaffiliated buyers. One of the properties was sold for $4.7 million which generated a net gain of approximately $2.2 million and net proceeds of approximately $4.6 million. The other industrial property was sold for $1.2 million which generated a net gain of approximately $391,000 and net proceeds of approximately $1.1 million.

In December 1998, the Operating Partnership sold its investment in a private REIT (as discussed in Note 6) for $17.4 million. At the time of sale, the Operating Partnership had a book value in this investment of $20.1 million which resulted in a net loss of $2.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Properties, L.P., a California Limited Partnership (the "Operating Partnership") is engaged primarily in the ownership, operation and acquisition of various types of income-producing properties. As of September 30, 1998, the Operating Partnership owned and operated 190 income-producing properties (the "Properties," and each a "Property"). The Properties are comprised of 55 office Properties, 49 office/flex Properties, 32 industrial Properties, 13 retail Properties, 37 multi-family Properties and 4 hotel Properties, located in 24 states.

The Operating Partnership was organized in the State of California on August 23, 1995. The Operating Partnership is the primary operating subsidiary of Glenborough Realty Trust Incorporated (the "Company"). On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which eight public limited partnerships (the "Partnerships," collectively with Glenborough Corporation (defined below), the "GRT Predecessor Entities"), merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock to the Partnerships in exchange for 3,979,376 Operating Partnership units; and (ii) merged with Glenborough Corporation, a California Corporation ("GC"), with the Company being the surviving entity. The Company then transferred certain real estate and related assets to the Operating Partnership in exchange for a sole general partner interest of 1% and a limited partnership interest of 85.37% (88.2% total partnership interest as of September 30, 1998). The Operating Partnership also acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). The Operating Partnership commenced operations on January 1, 1996. The Operating Partnership operates the assets acquired in the Consolidation and in subsequent acquisitions and intends to invest in income-producing property directly and through joint ventures.

Effective April 1, 1998, the Company contributed to the Operating Partnership the majority of its assets, including 100% of its shares of the non-voting preferred stock of Glenborough Corporation, as well as all of the Company's tangible personal property including furniture and fixtures, all cash and investments, and a property management contract. As part of that transaction, the Company also agreed to a substantial reduction in the asset management fees paid by the Operating Partnership to the Company. In return, the Operating Partnership canceled certain obligations of the Company to the Operating Partnership, and issued 2,248,869 units of partnership interest in the Operating Partnership to the Company. The contribution of 100% of the shares of non-voting preferred stock in GC has been accounted for as a reorganization of entities under common control, similar to a pooling of interests. All periods have been restated to give effect to the transaction as if it occurred on December 31, 1995.

As a result of this transaction, the only assets of the Company that are not attributable to its interest in the Operating Partnership are (i) its shares of non-voting preferred stock in Glenborough Hotel Group, (ii) its shares of common stock in seven qualified REIT subsidiaries, which produce dividends that are not material to the Company and (iii) a 4.05% partnership interest in Glenborough Partners.

Since the Consolidation, and consistent with its strategy for growth, the Operating Partnership has completed the following transactions:

      -Acquired 20 properties in the third and fourth quarters of 1996, 90 properties in 1997 and 69 properties in 1998. The total acquired
      Properties consist of an aggregate of approximately 15.7 million rentable square feet, 9,353 multi-family units and 227 hotel suites and had aggregate acquisition costs, including capitalized costs, of approximately $1.8 billion.
      -From January 1, 1996 to the date of this filing, sold six industrial properties, 16 retail properties, three office/flex properties, one multi-family property and two hotel properties to redeploy capital into properties the Company believes have characteristics more suited to its overall growth strategy and operating goals.

      -Entered into a $250 million unsecured line of credit (the "Acquisition Credit Facility") with a commercial bank which replaced its $50 million secured line of credit and closed a $150 million unsecured loan agreement (the "Interim Loan") with a commercial bank.
      -Issued $150 million of unsecured 7 5/8% Series A Redeemable Notes which are due on March 15, 2005.
      -Paid off the Interim Loan with proceeds from the issuance of $150 million of 7 5/8% unsecured Series A Redeemable Notes.
      -Closed a $150 million unsecured loan agreement (the "Bridge Loan") with a commercial bank.
      -Entered into 4 development alliances to which the Company has made advances to date of approximately $29 million and a loan of $34 million. -Paid off the Bridge Loan and four mortgage loans, and paid down the balance of the Acquisition Credit Facility with proceeds from a $248.8 million secured loan from Goldman Sachs Mortgage Corporation.

Results of Operations

Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997.

Rental Revenue. Rental revenue increased $127,004,000, or 354%, to $162,903,000 for the nine months ended September 30, 1998, from $35,899,000 for the nine months ended September 30, 1997. The increase included growth in revenue from the office, industrial, office/flex, retail and multi-family Properties of $73,438,000, $7,200,000, $22,830,000, $3,955,000 and
$20,675,000, respectively. Rental revenue for the nine months ended September 30, 1998, included $13,063,000 of rental revenue generated from the acquisition of 20 properties in the third and fourth quarters of 1996 (the "1996 Acquisitions"), $72,261,000 of rental revenue generated from the acquisition of 90 properties in 1997 (the "1997 Acquisitions") and $69,882,000 of rental revenue generated from the acquisition of 69 properties during the nine months ended September 30, 1998 (the "1998 Acquisitions"). These increases were partially offset by a $1,083,000 decrease in revenue from the hotel Properties due to the 1998 sales of two hotels.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Operating Partnership under property and asset management agreements. This revenue increased $1,880,000, or 329%, to $2,452,000 for the nine months ended September 30, 1998, from $572,000 for the nine months ended September 30, 1997. The change consisted primarily of increased lease commissions from an affiliated entity and a one-time asset management fee resulting from the sale of properties and the liquidation of a partnership managed by GC.

Interest and Other Income. Interest and other income increased $899,000, or 85%, to $1,959,000 for the nine months ended September 30, 1998, from $1,060,000 for the nine months ended September 30, 1997. The increase primarily consisted of interest income on a mortgage loan receivable secured by land located in Aurora, Colorado which originated on June 30, 1998.

Equity in Earnings of Glenborough Corporation. Equity in earnings of Glenborough Corporation increased $1,073,000, or 131%, to $1,889,000 for the nine months ended September 30, 1998, from $816,000 for the nine months ended September 30, 1997. The increase is primarily due to transaction fees earned by GC related to the disposition of several managed properties and the liquidation of one of the managed partnerships.

Net Gain on Sales of Rental Properties. The net gain on sales of rental properties of $1,901,000 during the nine months ended September 30, 1998, resulted from the sales of one multi-family property, two industrial properties, two office/flex properties and two hotel properties. The net gain on sales of rental properties of $555,000 during the nine months ended September 30, 1997, resulted from the sales of 15 retail properties.

Gain on Collection of Mortgage Loan Receivable. The gain on collection of mortgage loan receivable of $652,000 during the nine months ended September 30, 1997 resulted from the collection of a mortgage loan receivable which had a net carrying value of $6,700,000. The payoff amount totaled $6,863,000, plus a $500,000 note receivable, which, net of legal costs, resulted in a gain of $652,000.

Property Operating Expenses. Property operating expenses increased $41,899,000, or 336%, to $54,382,000 for the nine months ended September 30, 1998, from $12,483,000 for the nine months ended September 30, 1997. Of this increase, $42,528,000 represents increases in property operating expenses attributable to the 1997 Acquisitions and the 1998 Acquisitions. This increase is partially offset by decreases in property operating expenses due to the 1997 and 1998 sales of properties.

General and Administrative Expenses. General and administrative expenses increased $5,716,000, or 269%, to $7,842,000 for the nine months ended September 30, 1998, from $2,126,000 for the nine months ended September 30, 1997. The increase is primarily due to increased salary and overhead costs resulting from the 1997 Acquisitions and 1998 Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $26,373,000, or 298%, to $35,227,000 for the nine months ended September 30, 1998, from $8,854,000 for the nine months ended September 30, 1997. The increase is primarily due to depreciation and amortization associated with the 1997 Acquisitions and 1998 Acquisitions.

Interest Expense. Interest expense increased $29,500,000, or 460%, to $35,916,000 for the nine months ended September 30, 1998, from $6,416,000 for the nine months ended September 30, 1997. Substantially all of the increase was the result of higher average borrowings during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due to new debt and the assumption of debt related to the 1997 Acquisitions and 1998 Acquisitions.

Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997.

Rental Revenue. Rental revenue increased $49,113,000, or 303%, to $65,321,000 for the three months ended September 30, 1998, from $16,208,000 for the three months ended September 30, 1997. The increase included growth in revenue from the office, industrial, office/flex, retail and multi-family Properties of $23,710,000, $2,868,000, $7,052,000, $1,570,000 and
$14,779,000, respectively. Rental revenue for the three months ended September 30, 1998, included $4,294,000 of rental revenue generated from the 1996 Acquisitions, $23,546,000 of rental revenue generated from the 1997 Acquisitions and $35,286,000 of rental revenue generated from the 1998 Acquisitions. These increases were partially offset by an $856,000 decrease in revenue from the hotel Properties due to the 1998 sales of two hotels.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Operating Partnership under property and asset management agreements. This revenue increased $1,015,000, or 495%, to $1,220,000 for the three months ended September 30, 1998, from $205,000 for the three months ended September 30, 1997. The increase was primarily due to a fee from GC related to the liquidation of one of its managed partnerships.

Interest and Other Income. Interest and other income increased $860,000, or 158%, to $1,404,000 for the three months ended September 30, 1998, from $544,000 for the three months ended September 30, 1997. The increase primarily consisted of interest income on a mortgage loan receivable secured by land located in Aurora, Colorado which originated on June 30, 1998.

Equity in Earnings of Glenborough Corporation. Equity in earnings of Glenborough Corporation increased $658,000, or 173%, to $1,038,000 for the three months ended September 30, 1998, from $380,000 for the three months ended September 30, 1997. The increase is primarily due to transaction fees earned by GC related to the disposition of several managed properties and the liquidation of one managed partnership.

Reduction in Gain on Prior Quarter Sales of Rental Properties. The reduction in gain on prior quarter sales of rental properties of $238,000 during the three months ended September 30, 1998, consists of additional costs from the sales of one multi-family property, two industrial properties, two office/flex properties and two hotel properties from the Operating

Partnership's portfolio. The reduction in gain on prior quarter sales of rental properties of $15,000 during the three months ended September 30, 1997, consists of additional costs from the sales of 15 retail properties from the Operating Partnership's portfolio.

Property Operating Expenses. Property operating expenses increased $16,673,000, or 289%, to $22,446,000 for the three months ended September 30, 1998, from $5,773,000 for the three months ended September 30, 1997. Of this increase, $17,643,000 represents increases in property operating expenses attributable to the 1997 Acquisitions and the 1998 Acquisitions. This increase is partially offset by decreases in property operating expenses due to the 1997 and 1998 sales of properties.

General and Administrative Expenses. General and administrative expenses increased $2,415,000, or 254%, to $3,367,000 for the three months ended
September 30, 1998, from $952,000 for the three months ended September 30, 1997. The increase is primarily due to increased salary and overhead costs resulting from the 1997 Acquisitions and 1998 Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $9,498,000, or 197%, to $14,309,000 for the three months ended September 30, 1998, from $4,811,000 for the three months ended September 30, 1997. The increase is primarily due to depreciation and amortization associated with the 1997 Acquisitions and 1998 Acquisitions.

Interest Expense. Interest expense increased $14,448,000, or 552%, to $17,064,000 for the three months ended September 30, 1998, from $2,616,000 for the three months ended September 30, 1997. Substantially all of the increase was the result of higher average borrowings during the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, due to new debt and the assumption of debt related to the 1997 Acquisitions and 1998 Acquisitions.

Liquidity and Capital Resources

For the nine months ended September 30, 1998, cash provided by operating activities increased by $50,723,000 to $67,136,000 as compared to $16,413,000 for the same period in 1997. The increase is primarily due to an increase in net income of $54,565,000 (before depreciation and amortization and net gain on sales of rental properties and collection of mortgage loan receivable) due to the 1997 Acquisitions and 1998 Acquisitions. Cash used for investing activities increased by $260,955,000 to $634,061,000 for the nine months ended September 30, 1998, as compared to $373,106,000 for the same period in 1997. The increase is primarily due to the 1998 Acquisitions, additions to mortgage loans receivable and other investments. This increase was partially offset by the collection of a mortgage loan receivable in 1997 and the proceeds from the 1998 sales of properties. Cash provided by financing activities increased by $213,284,000 to $570,499,000 for the nine months ended September 30, 1998, as compared to $357,215,000 for the same period in 1997. This increase was primarily due to partner contributions related to acquisitions, the net proceeds from an issuance of Notes (as defined below) and the proceeds from new debt.

The  Operating   Partnership   expects  to  meet  its   short-term   liquidity
requirements generally through its working capital, its Acquisition Credit Facility (as defined below) and cash generated by operations.

The Operating Partnership's principal sources of funding for acquisitions, development, expansion and renovation of properties include an unsecured Acquisition Credit Facility, permanent secured debt financing, public unsecured debt financing, contributions from the Company, privately placed financing, issuance of Operating Partnership units and cash flow provided by operations.

Mortgage loans payable increased from $148,139,000 at December 31, 1997, to $492,394,000 at September 30, 1998. This increase primarily resulted from the assumption of mortgage loans totaling $358,876,000 in connection with the 1998 Acquisitions and new debt of $2,000,000. These increases were partially offset by the payoff of $12,854,000 of mortgage loans in connection with 1998 sales of properties and scheduled principal payments of $3,767,000 on other mortgage debt.

The Operating Partnership has a $250,000,000 unsecured line of credit provided by a commercial bank (the "Acquisition Credit Facility"). Outstanding borrowings under the Acquisition Credit Facility increased from $80,160,000 at December 31, 1997, to $145,140,000 at September 30, 1998. The
$80,160,000 balance outstanding at December 31, 1997, was paid off in January 1998 with proceeds from the January 1998 Convertible Preferred Stock Offering. The $145,140,000 balance outstanding at September 30, 1998 consists of draws for 1998 Acquisitions and working capital. As of September 30, 1998, borrowings under the Acquisition Credit Facility bear interest at an annual rate of LIBOR plus 1.25%.

In January 1998, the Operating Partnership closed a $150 million loan with a commercial bank (the "Interim Loan"). The Interim Loan had a term of three months with interest at LIBOR plus 1.75%. The purpose of the Interim Loan was to fund acquisitions. The Interim Loan was paid off in March 1998 with proceeds from the issuance of $150 million of unsecured Series A Redeemable Notes (discussed below).

In March 1998, the Operating Partnership issued $150 million of unsecured 7 5/8% Series A Redeemable Notes (the "Notes") in an unregistered Rule 144A offering. The Notes mature on March 15, 2005, unless previously redeemed. Interest on the Notes is payable semiannually on March 15 and September 15, commencing September 15, 1998. The Operating Partnership used the net proceeds of the offering to repay the outstanding balance under the Interim Loan. In May 1998, the Operating Partnership filed a registration statement with the Securities and Exchange Commission (the "SEC") to exchange all outstanding Notes (the "Old Notes") for Notes which have been registered under the Securities Act of 1933 (the "New Notes"). This registration statement has been declared effective, and the Operating Partnership has commenced this exchange. The form and term of the New Notes are substantially identical to the Old Notes in all material respects, except that the New Notes will be registered under the Securities Act, and therefore will not be subject to certain transfer restrictions, registration rights and related special interest provisions applicable to the Old Notes.

In June 1998, the Operating Partnership obtained a $150 million unsecured loan from a commercial bank (the "Bridge Loan") which bears interest at a variable rate of LIBOR plus 1.3%, and has a maturity date of December 31, 1998. Approximately $147.7 million was drawn under the Bridge Loan to fund acquisitions and development activities. The Operating Partnership paid off this loan on October 30, 1998 with proceeds from the Goldman Sachs loan discussed below.

In October 1998, the Operating Partnership obtained a $248.8 million loan from Goldman Sachs Mortgage Corporation which has a term of ten years, bears interest at a fixed rate of 6.125% and is secured by 36 properties. The proceeds were used to retire the Operating Partnership's $150 million Bridge Loan, which had a December 31, 1998 maturity date, to pay off four mortgage loans and to pay down the Acquisition Credit Facility.

At September 30, 1998, the Operating Partnership's total indebtedness included fixed-rate debt of $522,318,000 (including $168,578,000 subject to cross-collateralization) and floating-rate indebtedness of $412,926,000 (including $115,286,000 subject to cross-collateralization). Approximately 43.6% of the Operating Partnership's total assets, comprising 84 properties, is encumbered by debt at September 30, 1998.

In January 1998, the Company completed a public offering of 11,500,000 shares of 7 3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The 11,500,000 shares were sold at a per share price of $25.00 for net proceeds of approximately $276 million, which were
contributed  to  the  Operating   Partnership  and  then  used  to  repay  the
outstanding balance under the Operating Partnership's Acquisition Credit Facility, to fund certain subsequent property acquisitions and for general corporate purposes.

The Operating Partnership has formed 4 development alliances to which it has committed approximately $42 million for the development of approximately 1.4 million square feet of office, office/flex and distribution properties and 2,050 multi-family units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of September 30, 1998, the Operating Partnership has advanced approximately $29 million. Under these development alliances, the Operating Partnership has certain rights to purchase the properties upon completion of development and, thus, through these alliances, the Operating

Partnership could acquire an additional 1.4 million square feet of commercial properties and 2,050 multi-family units over the next five years. In addition, the Operating Partnership has loaned approximately $34 million under another development alliance to continue the build-out of a 1,200 acre master-planned development in Denver, Colorado.

Inflation

Substantially all of the leases at the retail Properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multi-family Properties generally provide for an initial term of one month or one year and allow for rent adjustments at the time of renewal. Leases at the office Properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. All of these provisions may permit the Operating Partnership to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce the Operating Partnership's exposure to the adverse effects of inflation.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the
Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future including the Operating Partnership's anticipated timing of the sale of Shannon Crossing, the Operating Partnership's belief that cash generated by operations will be adequate to meet operating requirements and to make distributions, the Operating Partnership's expectations as to the timing of the completion of the development projects through its development alliances and the acquisition by the Operating Partnership of properties developed through its development alliances. There can be no assurance that the actual outcomes or results will be consistent with such expectations, hopes, intentions, beliefs and strategies. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of future acquisitions, recently completed acquisitions and existing properties, and statements regarding the Operating Partnership's financing activities. All forward looking statements included in this document are based on information available to the Operating Partnership on the date hereof. It is important to note that the Operating Partnership's actual results could differ materially from those stated or implied in such forward-looking statements.

Factors which may cause the Operating Partnership's results to differ include the inability to complete anticipated future acquisitions, defaults or non-renewal of leases, increased interest rates and operational costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates.

Impact of Year 2000 Compliance Costs on Operations

State of Readiness. We utilize a number of computer software programs and operating systems across our entire organization. These programs and systems primarily comprise (i) information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve our management operations, and (ii) embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at our properties ("Property Systems"). To the extent that our software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these applications will be necessary.

IT Systems. Employing a team made up of internal personnel and third-party consultants, we have completed our identification of IT Systems, including hardware components, that are not yet Year 2000 compliant. To the best of our knowledge based on available information and a reasonable level of inquiry and investigation, we have completed such upgrading of such systems as appears to be called for under the circumstances, and in accordance with prevailing industry practice. We have commenced a testing program which we anticipate will be completed during 1999. In addition, we are currently communicating with third parties with whom we do significant business, such as financial institutions, tenants and vendors, to determine their readiness for Year 2000 compliance.

Property Systems. Employing a team made up of internal personnel and third-party consultants, we have also completed our identification of Property Systems, including hardware components, that are not yet Year 2000 compliant. We have commenced such upgrading of such systems as appears to be called for under the circumstances, based on available information and a reasonable level of inquiry and investigation, and in accordance with prevailing industry practice. Upon completion of such upgrading, we will initiate a testing program which we anticipate will be completed during 1999. To the best of our knowledge, there are no Property Systems, the failure of which would have a material effect on our operations.

Costs of Addressing Our Year 2000 issues. Given the information known at this time about our systems that are non-compliant, coupled with our ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, we do not expect Year 2000 compliance costs to have any material adverse impact on our liquidity or ongoing results of operations. The costs of such assessment and remediation will be paid as an operating expense.

Risks of Our Year 2000 issues. In light of our assessment and upgrading efforts to date, and assuming completion of the planned, normal course-of-business upgrades and subsequent testing, we believe that any residual Year 2000 risk will be limited to non-critical business applications and support hardware, and to short-term interruptions affecting Property Systems which, if they occur at all, will not be material to our overall operations. We believe that all of our systems will be Year 2000 compliant and that compliance will not materially adversely affect our future liquidity or results of operations or ability to service debt, but we cannot give absolute assurance that this is the case.

Our Contingency Plans. We are currently developing our contingency plans for all operations to address the most reasonably likely worst case scenarios regarding Year 2000 compliance. Such plans, however, will recognize material limitations on our ability to plan for major regional or industrial failures such as regional power outages or regional or industrial communications breakdowns. Management expects such contingency plans to be completed during 1999.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Blumberg. On February 17, 1998, the California state court of appeals affirmed the Company's settlement of a class action complaint filed on February 21, 1995 in the Superior Court of the State of California in and for San Mateo County in connection with the Consolidation. The plaintiff is Anthony E. Blumberg, an investor in Equitec B, one of the Partnerships included in the Consolidation, on behalf of himself and all others (the "Blumberg Action") similarly situated. Although the Operating Partnership is not a defendant in this lawsuit, its general partner, the Company, is a defendant. The other defendants are GC (formerly known as Glenborough Realty Corporation), Glenborough Realty Corporation ("GRC"), Robert Batinovich and the Partnerships (as defined in the "Background" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The complaint alleged breaches by the defendants of their fiduciary duty and duty of good faith and fair dealing to investors in the Partnerships. The complaint sought injunctive relief and compensatory damages. The complaint alleged that the valuation of GC was excessive and was done without appraisal of GC's business or assets. The complaint further alleged that the interest rate for the Notes to be issued to investors in lieu of shares of the Company's Common Stock, if they so elected, was too low for the risk involved and that the Notes would likely sell, if at all, at a substantial discount from their face value (as a matter entirely distinct from the litigation and subsequent settlement, the Company, as it had the option to, paid in full the amounts due plus interest in lieu of issuing Notes).

On October 9, 1995 the parties entered into an agreement to settle the action. The defendants, in entering into the settlement agreement, did not acknowledge any fault, liability or wrongdoing of any kind and continue to deny all material allegations asserted in the litigation. Pursuant to the settlement agreement, the defendants will be released from all claims, known or unknown, that have been, could have been, or in the future might be asserted, relating to, among other things, the Consolidation, the acquisition of the Company's shares pursuant to the Consolidation, any misrepresentation or omission in the Registration Statement on Form S-4, filed by the Company on September 1, 1994, as amended, or the prospectus contained therein ("Prospectus/Consent Solicitation Statement"), or the subject matter of the lawsuit. In return, the defendants agreed to the following: (a) the inclusion of additional or expanded disclosure in the Prospectus Consent
Solicitation Statement, and (b) the placement of certain restrictions on the sale of the stock by certain insiders and the granting of stock options to certain insiders following consummation of the Consolidation. Plaintiff's counsel indicated that it would request that the court award it $850,000 in attorneys' fees, costs and expenses. In addition, plaintiffs' counsel indicated it would request the court for an award of $5,000 payable to Anthony E. Blumberg as the class representative. The defendants agreed not to oppose such requests.

On  October  11,  1995,  the  court   certified  the  class  for  purposes  of
settlement, and scheduled a hearing to determine whether it should approve the settlement and class counsel's application for fees. A notice of the proposed settlement was distributed to the members of the class on November 15, 1995. The notice specified that, in order to be heard at the hearing, any class member objecting to the proposed settlement must, by December 15, 1995, file a notice of intent to appear, and a detailed statement of the grounds for their objection.

Objections   were  received  from  a  small  number  of  class  members.   The
objections reiterated the claims in the original Blumberg complaint, and asserted that the settlement agreement did not adequately compensate the class for releasing those claims. One of the objections was filed by the same law firm that brought the BEJ Action described below.

At a hearing on January 17, 1996, the court heard the arguments of the objectors seeking to overturn the settlement, as well as the arguments of the plaintiffs and the defendants in defense of the settlement. The court granted all parties a period of time in which to file additional pleadings. On June 4, 1996, the court granted approval of the settlement, finding it fundamentally fair, adequate and reasonable to the respective parties to the settlement. However, the objectors gave notice of their intent to appeal the June 4 decision. All parties filed their briefs and a hearing was held on February 3, 1998. On February 17, 1998, the Court of Appeals rejected the objectors' contentions and upheld the settlement. The objectors filed with the California Supreme Court a petition for review, which was denied on May 21, 1998. On August 18, 1998, the objectors filed a petition for writ of certiorari in the Supreme Court of the United States. On September 18, 1998, the Company and the co-defendants filed a brief in opposition to the petition. The Supreme Court has not yet granted or denied the petition.

BEJ Equity Partners. On December 1, 1995, a second class action complaint relating to the Consolidation was filed in Federal District Court for the Northern District of California (the "BEJ Action"). The plaintiffs are BEJ Equity Partners, J/B Investment Partners, Jesse B. Small and Sean O'Reilly as custodian f/b/o Jordan K. O'Reilly, who as a group held limited partner interests in certain of the Partnerships included in the Consolidation known as Outlook Properties Fund IV, Glenborough All Suites Hotels, L.P., Glenborough Pension Investors, Equitec Income Real Estate Investors-Equity Fund 4, Equitec Income Real Estate Investors C and Equitec Mortgage Investors Fund IV, on behalf of themselves and all others similarly situated. The defendants are GRC, GC, the Company, GPA, Ltd., Robert Batinovich and Andrew Batinovich. The Partnerships are named as nominal defendants.

This action alleges the same disclosure violations and breaches of fiduciary duty as were alleged in the Blumberg Action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17, 1996 hearing in the Blumberg Action. Following several stipulated extensions of time for the Company to respond to the complaint, the Company filed a motion to dismiss the case. Plaintiffs in the BEJ Action voluntarily stayed the action pending resolution of the Blumberg Action; such plaintiffs can revive their lawsuit.

It is management's position that the BEJ Action, and the objections to the settlement of the Blumberg Action, are without merit, and management intends to pursue a vigorous defense in both matters. In view of the denial of the objector's petition for review in the Blumberg Action, among other things, the Company and the Operating Partnership believe that it is very unlikely that this litigation would result in a liability that would exceed the accrued liability by a material amount. However, given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcome in these two legal proceedings will be in the Company's favor.

Certain other claims and lawsuits have arisen against the Operating Partnership and the Company in their normal course of business. The Operating Partnership and the Company believe that such other claims and lawsuits will not have a material adverse effect on the Operating Partnership's or the Company's financial position, cash flow or results of operations.

Item 2.  Changes in Securities

 (c)  Sales of Unregistered Securities

In February 1998, the Operating Partnership acquired the Capitol Center property in Des Moines, Iowa, for a total acquisition cost, including capitalized costs, of approximately $12.3 million. In connection with this acquisition, the Operating Partnership issued to Hubbell Realty Corporation, the seller of the Capitol Center Property, 3,874 Operating Partnership units (with an agreed upon per unit value of $30.00, or an aggregate value of $116,000) as partial payment for the Capitol Center Property. The units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The units were issued by the Operating Partnership in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In April 1998, the Operating Partnership acquired the Eaton & Lauth portfolio of properties for a total acquisition cost, including capitalized costs, of approximately $68.7 million. In connection with this acquisition, the Operating Partnership and the Company issued approximately $15.9 million in the form of 506,788 Operating Partnership units and 126,764 unregistered shares of Common Stock of the Company (based on an agreed per unit and per share value of $25.00) as partial payment for the Eaton & Lauth portfolio. The units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The units and shares were issued by the Operating Partnership and the Company in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In June 1998, the Operating Partnership acquired the Covance Property for a total acquisition cost, including capitalized costs, of approximately $16.5 million. In connection with this acquisition, the Operating Partnership and the Company issued approximately $4 million in the form of 161,492 Operating Partnership units and 8,802 unregistered shares of Common Stock of the Company (based on an agreed per unit and per share value of $25.00) as partial payment for the Covance Property. The units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The units and shares were issued by the Operating Partnership and the Company in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In June 1998, the Operating Partnership acquired the Galesi Portfolio for a total acquisition cost, including capitalized costs, of approximately $275.8 million. In connection with this acquisition, the Operating Partnership issued approximately $21.2 million in the form of 806,393 Operating Partnership units (based on an agreed per unit value of $26.2315) as partial payment for the Galesi Portfolio. The units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The units were issued by the Operating Partnership in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In July 1998, the Operating Partnership acquired the Pauls Portfolio for a total acquisition cost, including capitalized costs, of approximately $54.9 million. In connection with this acquisition, the Operating Partnership issued approximately $11.3 million in the form of 423,843 Operating Partnership units (based on an agreed per unit value of $26.556) as partial payment for the Pauls Portfolio. The units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The units were issued by the Operating Partnership in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            The Exhibit Index attached hereto is hereby incorporated by reference to this item.

      (b)   Reports on Form 8-K:

            On July 10, 1998, the Company filed a report on Form 8-K with respect to its adoption of a stockholder rights plan.

            On July 15,  1998,  the  Company  filed a report  on Form 8-K with respect to the acquisition of the Galesi Portfolio, the Donau/Gruppe Portfolio, the Pauls Portfolio and One and Three Pacific and the Bridge Loan.

            On July 22, 1998, the Company filed a report on Form 8-K with respect to Supplemental Information as of June 30, 1998.

            On August 13, 1998, the Company filed a report on Form 8-K/A amending the Form 8-K filed on July 15, 1998.

            On September 10, 1998, the Company filed two reports on Form 8-K/A amending reports on Form 8-K filed on April 29, 1998 and May 15, 1998, respectively.

            On October 27, 1998, the Company filed a report on Form 8-K with respect to Supplemental Information as of September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        GLENBOROUGH PROPERTIES, L.P.,
                       a California Limited Partnership




                  By: Glenborough Realty Trust Incorporated,
                             its' General Partner



    Date:  December 23, 1998    /s/ Andrew Batinovich
                                Andrew Batinovich
                                Director, President
                                and Chief Operating Officer
                                (Principal Operating Officer)





    Date: December 23, 1998     /s/ Stephen Saul
                                Stephen Saul
                                Executive Vice President
                                and Chief Financial Officer
                                (Principal Financial Officer)





    Date: December 23, 1998     /s/ Terri Garnick
                                Terri Garnick
                                Senior Vice President,
                                Chief Accounting Officer,
                                Treasurer
                                (Principal Accounting Officer)

                                EXHIBIT INDEX



Exhibit No.    Exhibit Title

12.1           Computation of Ratios

27.1           Financial Data Schedule


Exhibit 12.1

                              GLENBOROUGH PROPERTIES, L.P.

                    Computation of Ratio of Earnings to Fixed Charges
   and Ratio of Earnings to Fixed Charges and Preferred Partner Interest Distributions
For the five years ended December 31, 1997, and the nine months ended September 30, 1998
                              (in thousands, except ratios)

                                         GRT Predecessor
                                        Entities, Combined      The Operating Partnership
                                     -------------------------  ---------------------------
                                                                                     Nine
                                                 Twelve Months ended                Months
                                      1993     1994     1995     1996     1997     9/30/98
                                     -------  -------  -------  -------  --------  --------

Net Income (Loss)                    $4,418   $1,580   $  524  $(1,928)  $16,671   $37,737
Extraordinary items                  (2,274)      --       --      186       843        --
Federal & State income taxes             24      176      357       --        --        --
Minority Interest                         5       43       --       --        --        --
Fixed Charges                         1,301    1,140    2,129    3,913     9,668    35,916
                                     -------  -------  -------  -------  --------  --------

EARNINGS, AS DEFINED                 $3,474   $2,939   $3,010   $2,171   $27,182   $73,653
                                     =======  =======  =======  =======  ========  ========

Interest Expense                     $1,301   $1,140   $2,129   $3,913    $9,668   $35,916
Capitalized Interest                     --       --       --       --        --       724
                                     -------  -------  -------  -------  --------  --------

FIXED CHARGES, AS DEFINED            $1,301   $1,140   $2,129   $3,913    $9,668   $36,640
                                     =======  =======  =======  =======  ========  ========

RATIO OF EARNINGS TO FIXED CHARGES     2.67     2.58     1.41     0.55 (1)  2.81      2.01
                                     =======  =======  =======  =======  ========  ========

Preferred Partner Interest
   Distributions                         --       --       --       --        --    15,050
                                     -------  -------  -------  -------  --------  --------

FIXED CHARGES AND PREFERRED PARTNER
  INTEREST DISTRIBUTIONS, AS DEFINED $1,301   $1,140   $2,129   $3,913    $9,668   $51,690
                                     =======  =======  =======  =======  ========  ========

RATIO OF EARNINGS TO FIXED CHARGES
  AND PREFERRED PARTNER INTEREST
  DISTRIBUTIONS                        2.67     2.58     1.41     0.55 (1)  2.81      1.42
                                     =======  =======  =======  =======  ========  ========

(1)For the twelve months ended December 31, 1996, earnings were insufficient to cover fixed charges and fixed charges plus preferred partner interest distributions by $1,742.