Form 10-Q
period 1999-03-31
GLENBOROUGH PROPERTIES L P
filed 1999-05-14
CIK 1039223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 001-14162


                          GLENBOROUGH PROPERTIES, L.P.
             (Exact name of registrant as specified in its charter)

          California                                           94-3231041
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

          400 South El Camino Real,
Suite 1100, San Mateo, California - (650) 343-9300             94402-1708
   (Address of principal executive offices                     (Zip Code)
           and telephone number)

           Securities registered under Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

                                   Yes X No___

                                      INDEX
                          GLENBOROUGH PROPERTIES, L.P.

                                                                        Page No.
PART I   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements of Glenborough Properties, L.P. (Unaudited except for the Consolidated Balance Sheet at December 31, 1998):

            Consolidated Balance Sheets at March 31, 1999 and
            December 31, 1998                                                  3

            Consolidated Statements of Operations for the three
            months ended March 31, 1999 and 1998                               4

            Consolidated Statement of Partners' Equity for the
            three months ended March 31, 1999                                  5

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1999 and 1998                             6-7

            Notes to Consolidated Financial Statements                      8-17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         18-23

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 24-25

Item 4.  Submission of Matters to a Vote of Security Holders                  25

Item 6.  Exhibits and Reports on Form 8-K                                     26

SIGNATURES                                                                    27

EXHIBIT INDEX                                                                 28

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                                             GLENBOROUGH PROPERTIES, L.P.
                                              CONSOLIDATED BALANCE SHEETS
                                          (in thousands, except unit amounts)


                                                                                  March 31,              December 31,
                                                                                    1999                     1998
                                                                                 (Unaudited)              (Audited)
                                                                               ----------------        -----------------
ASSETS
     Rental property, net of accumulated depreciation of
       $76,064 and $72,951 in 1999 and 1998, respectively                      $    1,644,620          $    1,720,579
     Real estate held for sale                                                         91,618                  21,860
     Investments in Development                                                        36,772                  35,131
     Investments in Associated Companies                                                8,992                   8,807
     Mortgage loans receivable                                                         43,413                  42,420
     Cash and cash equivalents                                                          3,665                   4,019
     Other assets                                                                      47,656                  45,437
                                                                               ----------------        -----------------
         TOTAL ASSETS                                                          $    1,876,736          $    1,878,253
                                                                               ================        =================

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
     Mortgage loans                                                            $      730,376          $      708,578
     Unsecured Series A Senior Notes                                                  150,000                 150,000
     Unsecured bank line                                                               54,307                  63,519
     Other liabilities                                                                 23,806                  28,921
                                                                               ----------------        -----------------
         Total liabilities                                                            958,489                 951,018
                                                                               ----------------        -----------------

Commitments and contingencies                                                              --                      --

Partners' Equity:
     General partner,  359,077 and 359,090 units issued and outstanding at March
       31, 1999 and December 31, 1998, respectively                                     8,921                   9,066
     Limited partners, 35,548,654 and 35,549,914 units issued and outstanding at
       March 31, 1999 and December 31,
       1998, respectively                                                             909,326                 918,169
                                                                               ----------------        -----------------
           Total partners' equity                                                     918,247                 927,235
                                                                               ----------------        -----------------

           TOTAL LIABILITIES AND PARTNERS'
              EQUITY                                                           $    1,876,736          $    1,878,253
                                                                               ================        =================

                              See accompanying notes to consolidated financial statements


                                              GLENBOROUGH PROPERTIES, L.P.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the three months ended March 31, 1999 and 1998
                                        (in thousands, except per unit amounts)
                                                      (Unaudited)

                                                                                1999                        1998
                                                                           ---------------             ---------------
REVENUE
     Rental revenue                                                        $      64,641               $      45,963
     Fees and reimbursements from affiliates                                       1,131                         473
     Interest and other income                                                     1,659                         307
     Equity in earnings of Associated Companies                                      309                         352
     Net gain on sales of real estate assets                                       1,351                       1,446
                                                                           ---------------             ---------------
       Total revenue                                                              69,091                      48,541
                                                                           ---------------             ---------------

EXPENSES
     Property operating expenses, including $1,347 paid to
       the Company in 1998                                                        22,001                      15,671
     General and administrative, including $1,815 paid to
       the Company in 1998                                                         2,215                       1,866
     Depreciation and amortization                                                15,092                       9,984
     Interest expense                                                             16,540                       9,145
                                                                           ---------------             ---------------
       Total expenses                                                             55,848                      36,666
                                                                           ---------------             ---------------

Net income before extraordinary item                                              13,243                      11,875
Extraordinary item:
Loss on early extinguishment of debt                                              (1,991)                         --
                                                                           ---------------             ---------------
Net income                                                                        11,252                      11,875
Preferred partner interest distributions                                          (5,570)                     (3,910)
                                                                           ---------------             ---------------
Net income available to general and limited partners                       $       5,682               $       7,965
                                                                           ===============             ===============

Per Partnership Unit Data:
Net income available to general and limited partners before
     extraordinary item                                                    $        0.21               $        0.24
Extraordinary item                                                                 (0.05)                         --
                                                                           ---------------             ---------------
Net income available to general and limited partners                       $        0.16               $        0.24
                                                                           ===============             ===============
Weighted average number of partnership units outstanding                      35,949,321                  33,703,270
                                                                           ===============             ===============

                              See accompanying notes to consolidated financial statements


                                              GLENBOROUGH PROPERTIES, L.P.
                                       CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                       For the three months ended March 31, 1999
                                                     (in thousands)
                                                      (Unaudited)


                                                          General                 Limited
                                                          Partner                 Partners                Total
                                                     -------------------    -------------------    ------------------

Balance at December 31, 1998                             $   9,066            $     918,169            $   927,235

Issuance of Operating Partnership units
    and additional contributions                                25                    2,427                  2,452

Distributions                                                 (206)                 (20,450)               (20,656)

Redemption of units                                            (21)                  (2,049)                (2,070)

Unrealized gain on marketable securities                        --                       34                     34

Net income                                                      57                   11,195                 11,252
                                                     -------------------    -------------------    ------------------

Balance at March 31, 1999                                $   8,921            $     909,326            $   918,247
                                                     ===================    ===================    ==================


                              See accompanying notes to consolidated financial statements


                                            GLENBOROUGH PROPERTIES, L.P.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the three months ended March 31, 1999 and 1998
                                                   (in thousands)
                                                    (Unaudited)
                                                                            1999                        1998
                                                                       ---------------             ---------------
Cash flows from operating activities:
     Net income                                                        $       11,252              $      11,875
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                         15,092                      9,984
         Amortization of loan fees, included in
           interest expense                                                       485                        418
         Equity in earnings of Associated Companies                              (309)                      (352)
         Net gain on sales of real estate assets                               (1,351)                    (1,446)
         Loss on early extinguishment of debt                                   1,991                         --
         Changes in certain assets and liabilities, net                        (5,211)                    (2,668)
                                                                       ---------------             ---------------
           Net cash provided by operating activities                           21,949                     17,811
                                                                       ---------------             ---------------

Cash flows from investing activities:
     Net proceeds from sales of real estate assets                             17,522                     28,559
     Additions to real estate assets                                          (14,176)                  (412,585)
     Investments in Development                                                (3,488)                        --
     Additions to mortgage loans receivable                                      (993)                       (49)
     Principal receipts on mortgage loans receivable                               --                          1
     Advances to affiliates                                                    (1,651)                        --
     Distributions from Associated Companies                                      124                        548
                                                                       ---------------             ---------------
           Net cash used for investing activities                              (2,662)                  (383,526)
                                                                       ---------------             ---------------

Cash flows from financing activities:
     Proceeds from borrowings                                                  44,000                    159,365
     Repayment of borrowings                                                  (45,514)                  (201,005)
     Draws from (payments into) lender impound accounts, net                    2,147                     (1,445)
     Proceeds from issuance of Series A Senior Notes                               --                    150,000
     Contributions                                                              2,452                    275,680
     Distributions                                                            (20,656)                   (13,210)
     Redemption of partnership units                                           (2,070)                        --
                                                                       ---------------             ---------------
         Net cash provided by (used for) financing
             activities                                                       (19,641)                   369,385
                                                                       ---------------             ---------------

Net increase (decrease) in cash and cash equivalents                             (354)                     3,670

Cash and cash equivalents at beginning of period                                4,019                      2,568
                                                                       ---------------             ---------------

Cash and cash equivalents at end of period                             $        3,665               $      6,238
                                                                       ===============             ===============

                                                    (continued)

                            See accompanying notes to consolidated financial statements

                                            GLENBOROUGH PROPERTIES, L.P.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS-continued
                                 For the three months ended March 31, 1999 and 1998
                                                   (in thousands)
                                                    (Unaudited)

                                                                            1999                        1998
                                                                       ---------------             ---------------
Supplemental disclosure of cash flow information:

     Cash paid for interest (net of capitalized interest of
         $643 in 1999)                                                 $      16,684               $       7,329
                                                                       ===============             ===============

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:

     Acquisition of real estate through assumption of first
         trust deed notes payable                                      $      14,100               $     105,756
                                                                       ===============             ===============

     Acquisition of real estate through issuance of
         Operating Partnership units                                   $          --               $         116
                                                                       ===============             ===============


                            See accompanying notes to consolidated financial statements

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                                 March 31, 1999

Note 1.      ORGANIZATION

Glenborough Properties, L.P., a California Limited Partnership (the "Operating Partnership") was organized in the State of California on August 23, 1995. The Operating Partnership is the primary operating subsidiary of Glenborough Realty Trust Incorporated (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which eight public limited partnerships (the "Partnerships," collectively with Glenborough Corporation (defined below), the "GRT Predecessor Entities"), merged with and into the Company. The Company
(i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock to the Partnerships in exchange for 3,979,376 Operating Partnership units; and (ii) merged with Glenborough Corporation, a California Corporation, with the Company being the surviving entity. The Company then transferred certain real estate and related assets to the Operating Partnership in exchange for a sole general partner interest of 1% and a limited partnership interest of 85.37% (87.25% limited partnership interest as of March 31, 1999). The Operating Partnership also acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). The Operating Partnership commenced operations on January 1, 1996.

The Operating Partnership, through subsidiary entities, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of March 31, 1999, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 181 real estate projects.

Effective April 1, 1998, the Company contributed to the Operating Partnership the majority of its assets, including 100% of its shares of the non-voting preferred stock of Glenborough Corporation ("GC"), formerly known as Glenborough Realty Corporation, as well as all of the Company's tangible personal property including furniture and fixtures, all cash and investments, and a property management contract. As part of that transaction, the Company also agreed to a substantial reduction in the asset management fees paid by the Operating Partnership to the Company. In return, the Operating Partnership canceled certain obligations of the Company to the Operating Partnership, and issued 2,248,869 units of partnership interest to the Company.

Effective February 15, 1999, the Company contributed to the Operating Partnership 100% of its shares of the non-voting preferred stock of Glenborough Hotel Group ("GHG"). In return, the Operating Partnership issued 67,797 units of partnership interest to the Company.

The contributions of 100% of the shares of non-voting preferred stock in GC and GHG discussed above have been accounted for as a reorganization of entities under common control, similar to a pooling of interests. All periods presented have been restated to give effect to these transactions as if they occurred on December 31, 1995. As a result of the above transactions, the only assets of the Company that have not been contributed to the Operating Partnership are (i) its shares of common stock in twelve qualified REIT subsidiaries, which produce dividends that are not material to the Company, and (ii) a less than 5% limited partnership interest in Glenborough Partners.

As of March 31, 1999, as a result of the above transactions, the Operating Partnership holds 100% of the non-voting preferred stock of the following two Associated Companies (the "Associated Companies"):

     Glenborough Corporation is the general partner of several real estate limited partnerships and provides asset and property management and development services for these partnerships (the "Managed Partnerships"). It also provides partnership administration, asset management, property management and development services to a group of unaffiliated partnerships which include three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has significant real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships").

     Glenborough Hotel Group owns an approximate 36% limited partner interest in a real estate joint venture.

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Operating Partnership and its majority owned subsidiaries as of March 31, 1999 and December 31, 1998, and the consolidated results of operations and cash flows of the Operating Partnership for the three months ended March 31, 1999 and 1998. All intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Operating Partnership as of March 31, 1999, and for the period then ended.

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

The useful lives are as follow:

              Buildings and Improvements               10 to 40 years
              Tenant Improvements                      Term of the related lease
              Furniture and Equipment                  5 to 7 years

Investments in Associated Companies
The  Operating  Partnership's   investments  in  the  Associated  Companies  are
accounted for using the equity method, as discussed further in Note 4.

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

At March 31, 1999, the Operating Partnership was not a party to any open interest rate protection agreements.

Deferred Financing and Other Fees
Fees  paid in  connection  with  the  financing  and  leasing  of the  Operating
Partnership's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Investments in Development Alliances
The Operating Partnership, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Operating Partnership are capitalized to the investment during the period in which the projects are under development. See Note 6 for further discussion.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the three months ended March 31, 1999, no tenants represented 10% or more of rental revenue of the Operating Partnership.

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

Income Taxes
No provision for income taxes is included in the accompanying Consolidated Statements of Operations as the Operating Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns.

Net Income Per Partnership Unit
Net income per partnership unit is calculated using the weighted average number of partnership units outstanding during the period. No effect on per unit amounts has been attributed to a potential conversion of the Preferred Partner Interest into limited partner units as the impact is anti-dilutive. No other potentially dilutive securities of the Operating Partnership exist.

Reference to 1998 Audited Financial Statements
These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1998 audited financial statements.

Note 3.   INVESTMENTS IN REAL ESTATE

Acquisitions
In the first quarter of 1999, the Operating Partnership acquired a 285 unit multifamily property ("Springs of Indian Creek") located in Carrolton, Texas. The property is the first phase of a two phase project comprising a total of 519 units. The 234 unit second phase of the project is currently under construction through one of the Operating Partnership's development alliances and is expected to be completed in the first quarter of the year 2000. The total acquisition cost, including capitalized costs of Phase I was approximately $20.8 million comprising: (i) approximately $14.1 million in assumption of debt and (ii) the balance in cash. In addition, the Operating Partnership acquired a 1.45-acre parcel containing 63,220 square feet of industrial buildings in Los Angeles, California, near the Los Angeles International Airport. The total acquisition cost, including capitalized costs, was approximately $3.1 million, which was paid entirely in cash. The property has been leased to a single tenant under a 15-year triple-net lease.

Dispositions
In the first quarter of 1999, the Operating Partnership sold seven properties, including five office/flex properties and two retail properties, and a small partial interest in a REIT. These assets were sold for an aggregate sales price of approximately $27.3 million and generated an aggregate net gain of approximately $1,351,000. These transactions are reflected as the net gain on sales of real estate assets on the accompanying consolidated statement of operations for the three months ended March 31, 1999.

Prospective Acquisitions and Dispositions
The Operating Partnership has entered into a definitive agreement to acquire all of the real estate assets of Prudential-Bache/Equitec Real Estate Partnership, a California limited partnership in which the managing general partner is Prudential-Bache Properties, Inc., and in which GC and Robert Batinovich have served as co-general partners since March 1994, but do not hold a material equity or economic interest (the "Pru-Bache Portfolio"). The total acquisition cost, including capitalized costs, is expected to be approximately $49.9 million, which is to be paid entirely in cash. The Company anticipates that the cash will be funded with proceeds from the sales of real estate assets. The Pru-Bache Portfolio comprises four office buildings aggregating 405,825 square feet and one office/flex property containing 121,645 square feet. This acquisition is subject to certain contingencies, including customary closing conditions and the resolution of litigation relating to the proposed acquisition, to which neither the Operating Partnership nor the Company is a party.

The Operating Partnership has entered into short-term lease agreements on the hotel properties located in Arlington, Texas, and Ontario, California, with the prospective purchasers of these properties. These prospective purchasers have entered into purchase agreements for these properties, with anticipated closing dates of June 30, 1999. The leases terminate on the closing date of the sale of the properties. The net book value of the two hotel properties totals $7,832,000 at March 31, 1999. Net income earned by the Operating Partnership (before depreciation) from the two hotels totaled $192,000 and $229,000 for the three months ended March 31, 1999 and 1998, respectively.

The Operating Partnership has entered into separate definitive agreements to sell ten properties, including three office properties, four office/flex properties, one industrial property, one retail property and one multifamily property. These sales are expected to close in the second quarter of 1999 for an aggregate sales price of approximately $51 million. In addition, the Operating Partnership is in active negotiations to sell another six properties, including one office property, one office/flex property, one industrial property and three retail properties. The six additional properties have an aggregate net book value of approximately $77.3 million at March 31, 1999, and are reflected as Real Estate Held For Sale on the accompanying consolidated balance sheet as of March 31, 1999. See Note 10 for discussion of sales subsequent to March 31, 1999.

Note 4.   INVESTMENTS IN ASSOCIATED COMPANIES

The Operating Partnership accounts for its investments in the Associated Companies (as defined in Note 1) using the equity method as a substantial portion of their economic benefits flow to the Operating Partnership by virtue of its 100% non-voting preferred stock interest in each of them, which interests constitute substantially all of their capitalization. Two of the holders of the voting common stock of GC and one of the holders of the voting common stock of GHG are officers of the Company; however, neither the Company nor the Operating Partnership has any direct voting or management control of either GC or GHG. The Operating Partnership records earnings on its investments in the Associated Companies equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from the Associated Companies are recorded as a reduction of the Operating Partnership's investments.

As of March 31, 1999, the Operating Partnership had the following investments in the Associated Companies (in thousands):

                                            GC             GHG            Total
                                        ---------      ----------      ---------
Investment at December 31, 1998         $   6,800      $   2,007       $  8,807
Distributions                                (124)            --           (124)
Equity in earnings (loss)                     318             (9)           309
                                        ---------      ----------      ---------

Investment at March 31, 1999            $   6,994      $   1,998       $  8,992
                                        =========      =========       =========

Note 5.   MORTGAGE LOANS RECEIVABLE

The Operating Partnership's mortgage loans receivable consist of the following as of March 31, 1999, and December 31, 1998 (dollars in thousands):
                                                        1999            1998
                                                     -----------    ------------

Note secured by an office property in Phoenix, AZ,
with a fixed  interest  rate of 11% and a maturity
date of November  1999. As of March 31, 1999,  the
Operating  Partnership  is committed to additional
advances totaling $221 for tenant improvements and
other leasing costs.                                $    3,629     $    3,484

Note  secured by a hotel  property in Dallas,  TX,
with  a  fixed   interest  rate  of  9%,   monthly
interest-only payments and a maturity date of June
30, 1999                                                 3,600          3,600

Note  secured  by  Gateway  Park land  located  in
Aurora,  CO, with a stated fixed  interest rate of
13%,  quarterly   interest-only   payments  and  a
maturity  date of July 2005 (see below for further
discussion)                                             36,184         35,336

                                                     -----------    ------------

Total                                               $   43,413     $   42,420
                                                     ===========    ============

In 1998, the Operating Partnership entered into a development alliance with The Pauls Corporation (see Note 6). In addition to this development alliance, the Operating Partnership loaned approximately $34 million, secured by a First Mortgage, to continue the build-out of Gateway Park. In this arrangement, the Operating Partnership has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Operating Partnership could acquire up to
2.2 million square feet of office, office/flex and industrial space and 1,600 multifamily units over the next ten years.

Note 6.   INVESTMENTS IN DEVELOPMENT

The Operating Partnership has formed 4 development alliances to which it has committed a total of approximately $43 million for the development of approximately 713,000 square feet of office, office/flex and distribution properties and 1,710 multifamily units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of March 31, 1999, the Operating Partnership has advanced approximately $34 million under these commitments. Under these development alliances, the Operating Partnership has certain rights to purchase the properties upon completion of development over the next five years.

Note 7.   SECURED AND UNSECURED LIABILITIES

The Operating Partnership had the following mortgage loans, bank lines, unsecured notes and notes payable outstanding as of March 31, 1999, and December 31, 1998 (dollars in thousands):

                                                         1999            1998
                                                       ---------      ----------
Secured  loans  with  various   lenders,   net  of
unamortized discount of $5,984 and $6,140 at March
31, 1999 and December 31, 1998, respectively.  All
loans have a fixed  interest  rate of 6.125% and a
November 10, 2008 maturity date. Monthly principal
and interest payments range between $296 and $458.
These loans are secured by 35  properties  with an
aggregate  net  carrying  value  of  $405,796  and
$408,439 at March 31, 1999 and  December 31, 1998,
respectively.                                          $ 234,383       $ 234,871

Secured  loan  with a bank  with a fixed  interest
rate of  7.50%,  monthly  principal  and  interest
payments of $443 and a maturity date of October 1,
2022. The loan is secured by ten  properties  with
an aggregate  net  carrying  value of $109,226 and
$110,129 at March 31, 1999 and  December 31, 1998,
respectively.                                             58,767          58,942

Secured loan with an investment  bank with a fixed
interest  rate of  7.57%,  monthly  principal  and
interest    payments   (based   upon   a   25-year
amortization)  of  $103  and a  maturity  date  of
January 1,  2006.  This loan was paid off in March
1999 with the proceeds from a new $26 million loan
discussed below.                                              --          13,220

Secured  loans  with  various   lenders,   bearing
interest  at fixed rates  between  6.95% and 9.25%
(approximately  $53,257 of these loans  include an
unamortized  premium of  approximately  $524 which
reduces  the  effective  interest  rate  on  those
instruments to 6.75%),  with monthly principal and
interest  payments ranging between $8 and $371 and
maturing at various  dates  through  July 1, 2008.
These  loans are  secured  by  properties  with an
aggregate  net  carrying  value  of  $439,832  and
$447,444 at March 31, 1999 and  December 31, 1998,
respectively.                                            258,545         261,938

Secured loans with various banks bearing  interest
at variable rates ranging  between 7.25% and 8.18%
at March 31, 1999 (approximately $114,692 of these
loans   include   an   unamortized    premium   of
approximately  $1,492 which  reduces the effective
interest  rate on  those  instruments  to  6.75%),
monthly  principal and interest  payments  ranging
between $16 and $800 and maturing at various dates
through December 22, 2000. These loans are secured
by properties with an aggregate net carrying value
of  $227,756  and  $179,438  at March 31, 1999 and
December 31, 1998, respectively.                         164,332         125,230

Secured loans with a lender,  bearing  interest at
fixed rates between 7.60% and 7.85%,  with monthly
principal and interest  payments  ranging  between
$11 and $22.  All of these  loans  have a maturity
date of December 1, 2030.  These loans are secured
by  multifamily  properties  with an aggregate net
carrying value of $18,062 and $19,060 at March 31,
1999 and December 31, 1998,  respectively.                14,349          14,377

                                                         1999            1998
                                                       ---------      ----------
Unsecured  $100,000  line  of  credit  with a bank
("Credit  Facility") with a variable interest rate
of LIBOR plus  1.625%  (6.630% and 7.401% at March
31, 1999 and  December  31,  1998,  respectively),
monthly interest only payments and a maturity date
of December  22,  2000,  with one option to extend
for 10 years.                                         $   54,307     $    63,519

Unsecured  Series  A  Senior  Notes  with a  fixed
interest   rate  of   7.625%,   interest   payable
semiannually  on March 15 and  September 15, and a
maturity date of March 15, 2005.                         150,000         150,000
                                                       ---------      ----------
Total                                                 $  934,683     $   922,097
                                                       =========      ==========

In March 1999, the Operating Partnership obtained a $26 million loan from a commercial bank which bears interest at a variable rate of LIBOR plus 2.25% (7.25% at March 31, 1999). The loan is non-recourse and is secured by seven properties and has a maturity date of December 22, 1999, with an option to extend for six months. The proceeds were used to pay off a loan which was previously secured by these same properties and to reduce other debt. Five of the seven secured properties are currently being sold and the new loan provides flexibility for partial releases of collateral upon the sale of a property.

In connection with the loan payoff discussed above and the payoff of another loan upon the sale of an office/flex property, the Operating Partnership incurred a loss on early extinguishment of debt of approximately $1,991,000, which consisted of prepayment penalties and the write-off of unamortized loan fees.

Some of the Operating Partnership's properties are held in limited partnerships and limited liability companies in order to provide bankruptcy remote borrowers for certain lenders. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Operating Partnership in accordance with Generally Accepted Accounting Principles ("GAAP").

The required principal payments on the Operating Partnership's debt for the next five years and thereafter, as of March 31, 1999, are as follows (in thousands):

                 Year Ending
                 December 31,
                     1999                  $  122,966
                     2000                     166,737
                     2001                      15,528
                     2002                      14,393
                     2003                      37,981
                     Thereafter               577,078
                                            ---------
                     Total                 $  934,683
                                            =========

Note 8.   RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Operating Partnership from related parties totaled $1,131,000 and $473,000 for the three months ended March 31, 1999 and 1998, respectively, and consisted of property management fees, asset management fees and other fee income.

For the three months ended March 31, 1998, the Operating Partnership paid the Company property and asset management fees of $1,347,000 and $1,815,000, respectively, which are included in property operating expenses and general and administrative expenses on the accompanying consolidated statement of operations for the three months ended March 31, 1998. In addition, the Operating

Partnership paid GC property management fees and salary reimbursements totaling $362,000 and $295,000 for the three months ended March 31, 1999 and 1998, respectively, for management of a portfolio of residential properties owned by the Operating Partnership, which is included in property operating expenses on the accompanying consolidated statements of operations.

The Operating Partnership acquired from a Managed Partnership an option to acquire all of its rights under a Lease with Option to Purchase Agreement, to acquire certain undeveloped land located in Burlingame, California. Upon expiration of the option period, the independent members of the Company's Board of Directors concluded that proceeding with the development of the property would have required that the Operating Partnership incur substantial debt. Accordingly, on February 1, 1999, the Operating Partnership elected not to proceed with the development and not to exercise the option in return for the Managed Partnership's agreement to reimburse the Company for $2,130,000 of predevelopment costs, $283,000 to be paid in cash with the balance in a promissory note bearing interest at 10% and due on the earlier of sale, refinance or March 31, 2002. The note also contains a participation in profits realized by the Managed Partnership from the development and sale of the property. The principal balance of the note is included in Other Assets on the accompanying consolidated balance sheet as of March 31, 1999.

Note 9.   SEGMENT INFORMATION

The Operating Partnership owns a diverse portfolio of properties comprising six product types: office, office/flex, industrial, retail, multifamily and hotels. Each of these product types represents a reportable segment with distinct uses and tenant types which require the Operating Partnership to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The office/flex portfolio consists of properties designed for a combination of office and warehouse uses. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Operating Partnership's hotel operations are limited service "all-suite" properties leased to and operated by third parties. Two of the Operating Partnership's hotels are in contract to be sold.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Operating Partnership for its reportable segments as of and for the three months ended March 31, 1999 and 1998 is as follows (in thousands):

                                                                                        Multi-
1999                             Office      Office/Flex   Industrial      Retail       family        Hotel         Total
----                           -----------  -------------  -----------  -----------  ------------ ------------  -------------
Rental revenue                 $   29,836    $    9,532     $   4,764    $   3,241    $  16,670     $     598    $    64,641
Property operating expenses        11,512         2,849         1,115        1,176        7,255            97         24,004
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   18,324    $    6,683     $   3,649    $   2,065    $   9,415     $     501    $    40,637
                               ===========  =============  ===========  ===========  ============ ============  =============

1998
----
Rental revenue                 $   26,058    $    8,579     $   3,293    $   2,388    $   3,762     $   1,883    $    45,963
Property operating expenses         9,483         2,569           800          865        1,466           480         15,663
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   16,575    $    6,010     $   2,493    $   1,523    $   2,296     $   1,403    $    30,300
                               ===========  =============  ===========  ===========  ============ ============  =============

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

                                                            1999                  1998
                                                      ----------------     ----------------
Revenues
Total revenue for reportable segments                   $     64,641         $     45,963
Other revenue (1)                                              4,450                2,628
                                                      ================     ================
Total consolidated revenues                             $     69,091         $     48,591
                                                      ================     ================

Net Income
NOI for reportable segments                             $     40,637         $     30,300
Elimination of internal property management fees               2,003                1,339
Unallocated amounts:
   Other revenue (1)                                           4,450                2,628
   General and administrative expenses                        (2,222)              (2,222)
   Depreciation and amortization                             (15,092)             (10,009)
   Interest expense                                          (16,540)              (9,145)
                                                      ================     ================
Income from operations  before minority interest and
   extraordinary items                                  $     13,236         $     12,891
                                                      ================     ================

(1) Other revenue includes fee income, interest and other income, equity in earnings of Associated Companies and net gain on sales of real estate assets.

Note 10.  SUBSEQUENT EVENTS

Subsequent to March 31, 1999, and through the date of this filing, the Operating Partnership sold three properties, including one office property, one office/flex property and one retail property. These properties were sold for an aggregate sales price of $11,370,000 and generated an aggregate net gain of approximately $400,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Properties, L.P., a California Limited Partnership (the "Operating Partnership"), is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of March 31, 1999, the Operating Partnership, directly and through various subsidiaries, owned and operated 181 income-producing properties (the "Properties," and each a "Property"). The Properties are comprised of 54 office Properties, 44 office/flex Properties, 31 industrial Properties, 11 retail Properties, 38 multifamily Properties and 3 hotel Properties, located in 24 states.

The Operating Partnership was organized in the State of California on August 23, 1995. The Operating Partnership is the primary operating subsidiary of Glenborough Realty Trust Incorporated (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which eight public limited partnerships (the "Partnerships," collectively with Glenborough Corporation (defined below), the "GRT Predecessor Entities"), merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock to the Partnerships in exchange for 3,979,376 Operating Partnership units; and (ii) merged with Glenborough Corporation, a California Corporation, with the Company being the surviving entity. The Company then transferred certain real estate and related assets to the Operating Partnership in exchange for a sole general partner interest of 1% and a limited partnership interest of 85.37% (87.25% limited partnership interest as of March 31, 1999). The Operating Partnership also acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). The Operating Partnership commenced operations on January 1, 1996. The Operating Partnership operates the assets acquired in the Consolidation and in subsequent acquisitions and intends to continue to invest in income-producing property directly and through joint ventures.

Effective April 1, 1998, the Company contributed to the Operating Partnership the majority of its assets, including 100% of its shares of the non-voting preferred stock of Glenborough Corporation ("GC"), formerly known as Glenborough Realty Corporation, as well as all of the Company's tangible personal property including furniture and fixtures, all cash and investments, and a property management contract. As part of that transaction, the Company also agreed to a substantial reduction in the asset management fees paid by the Operating Partnership to the Company. In return, the Operating Partnership canceled certain obligations of the Company to the Operating Partnership, and issued 2,248,869 units of partnership interest to the Company.

Effective February 15, 1999, the Company contributed to the Operating Partnership 100% of its shares of the non-voting preferred stock of Glenborough Hotel Group ("GHG"). In return, the Operating Partnership issued 67,797 units of partnership interest to the Company.

The contributions of 100% of the shares of non-voting preferred stock in GC and GHG discussed above have been accounted for as a reorganization of entities under common control, similar to a pooling of interests. All periods presented have been restated to give effect to these transactions as if they occurred on December 31, 1995. As a result of the above transactions, the only assets of the Company that have not been contributed to the Operating Partnership are (i) its shares of common stock in twelve qualified REIT subsidiaries, which produce dividends that are not material to the Company, and (ii) a less than 5% limited partnership interest in Glenborough Partners.

Since the Consolidation, and consistent with its strategy for growth, the Operating Partnership has completed the following transactions:

     Acquired 20 properties in 1996, 90 properties in 1997, 69 properties in 1998 and 2 properties in 1999. The total acquired Properties consist of an aggregate of approximately 15.7 million rentable square feet of office, office/flex, industrial and retail space, 9,638 multifamily units and 227 hotel suites and had aggregate acquisition costs, including capitalized costs, of approximately $1.8 billion.

     From January 1, 1996 to the date of this filing, sold 39 properties which were comprised of two office properties, eight office/flex properties, six industrial properties, 19 retail properties, one multifamily property and three hotel properties, to redeploy capital into properties the Operating Partnership believes have characteristics more suited to its overall growth strategy and operating goals.

     Issued $150 million of unsecured 7.625% Series A Senior Notes which mature on March 15, 2005.

     Entered into 4 development alliances to which the Operating Partnership has made advances of approximately $34 million and a loan (including accrued interest) of $36 million as of March 31, 1999.

Results of Operations

Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998.

Rental Revenue. Rental revenue increased $18,678,000, or 41%, to $64,641,000 for the three months ended March 31, 1999, from $45,963,000 for the three months ended March 31, 1998. The increase included growth in revenue from the office, industrial, office/flex, retail and multifamily Properties of $3,778,000,
$1,471,000,  $953,000, $853,000 and $12,908,000,  respectively.  These increases were partially offset by a $1,285,000 decrease in revenue from the hotel Properties due to the 1998 sales of three hotels. Rental revenue generated from the 1996 Acquisitions and the 1997 Acquisitions (excluding properties that have been sold) increased $247,000 for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. Rental revenue generated from the first quarter 1998 Acquisitions (excluding properties that have been sold) increased $2,155,000 for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. Rental revenue for the three months ended March 31, 1999, also included $17,657,000 from the 1998 Acquisitions acquired subsequent to March 31, 1998. In addition, rental revenue of $456,000 was generated from the acquisition of two properties in 1999 (the "1999 Acquisitions"). These increases were offset by a $1,837,000 decrease in rental revenue due to the sales of 18 properties in 1998 and 1999.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Operating Partnership under property and asset management agreements with the Managed Partnerships. This revenue increased $658,000, or 139%, to $1,131,000 for the three months ended March 31, 1999, from $473,000 for the three months ended March 31, 1998. The increase was primarily due to transaction fees from GC.

Interest and Other Income. Interest and other income increased $1,352,000, or 440%, to $1,659,000 for the three months ended March 31, 1999, from $307,000 for the three months ended March 31, 1998. The increase primarily consisted of interest income on a mortgage loan receivable secured by land located in Aurora, Colorado which originated on June 30, 1998, and interest earned on lender impound accounts, invested cash balances and notes receivable for tenant improvements.

Equity in Earnings of Associated Companies. Equity in earnings from Associated Companies decreased $43,000, or 12%, to $309,000 for the three months ended March 31, 1999, from $352,000 for the three months ended March 31, 1998. The decrease is primarily due to a decrease in earnings from GHG resulting from the sales and pending sales of the Operating Partnership's hotel properties which resulted in the June 30, 1998, cancellation of GHG's hotel leases with the Operating Partnership. This decrease is partially offset by a transaction fee earned by GC from a Managed Partnership.

Net Gain on Sales of Real Estate Assets. A net gain on sales of real estate assets of $1,351,000 during the three months ended March 31, 1999, resulted from the sale of five office/flex properties, two retail properties and a small partial interest in a REIT from the Operating Partnership's portfolio. The net gain on sales of real estate assets of $1,446,000 during the three months ended March 31, 1998, resulted from the sale of one multifamily property, two industrial properties and one office/flex property from the Operating Partnership's portfolio.

Property Operating Expenses. Property operating expenses increased $6,330,000, or 40%, to $22,001,000 for the three months ended March 31, 1999, from $15,671,000 for the three months ended March 31, 1998. Of this increase, $7,960,000 represents increases in property operating expenses attributable to the 1998 Acquisitions and the 1999 Acquisitions. This increase is offset by a $1,347,000 decrease in property management fees from 1998 to 1999 and decreases in property operating expenses due to the 1998 and 1999 sales of properties.

General and Administrative Expenses. General and administrative expenses increased $349,000, or 19%, to $2,215,000 for the three months ended March 31, 1999, from $1,866,000 for the three months ended March 31, 1998. The increase is due to salary and overhead costs incurred by the Operating Partnership beginning April 1, 1998, which were previously paid by the Company, offset by the elimination of an asset management fee which totaled $1,815,000 for the three months ended March 31, 1998 and $0 for the three months ended March 31, 1999.

Depreciation and Amortization. Depreciation and amortization increased $5,108,000, or 51%, to $15,092,000 for the three months ended March 31, 1999, from $9,984,000 for the three months ended March 31, 1998. The increase is primarily due to depreciation and amortization associated with the 1998 Acquisitions and 1999 Acquisitions.

Interest Expense. Interest expense increased $7,395,000, or 81%, to $16,540,000 for the three months ended March 31, 1999, from $9,145,000 for the three months ended March 31, 1998. Substantially all of the increase was the result of higher average borrowings during the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to new debt and the assumption of debt related to the 1998 Acquisitions and 1999 Acquisitions.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $1,991,000 during the three months ended March 31, 1999, consists of prepayment penalties and the write-off of unamortized loan fees upon the early payoff of debt. Two loans were paid-off early when more favorable terms were obtained through new financing (discussed below) and upon the sale of an office/flex property.

Liquidity and Capital Resources

Cash Flows
For the three months ended March 31, 1999, cash provided by operating activities increased by $4,138,000 to $21,949,000 as compared to $17,811,000 for the same period in 1998. The increase is primarily due to an increase in net income (before depreciation and amortization, net gain on sales of real estate assets and loss on early extinguishment of debt) of $6,638,000 due to the 1998 Acquisitions and 1999 Acquisitions. Cash used for investing activities decreased by $380,864,000 to $2,662,000 for the three months ended March 31, 1999, as compared to $383,526,000 for the same period in 1998. The decrease is primarily due to a decrease in property acquisitions in 1999 as compared to the same period in 1998. During the three months ended March 31, 1998, the Operating Partnership acquired 23 properties as compared to 2 properties during the three months ended March 31, 1999. Cash from financing activities decreased by $389,026,000 to $19,641,000 of cash used for financing activities for the three months ended March 31, 1999, as compared to $369,385,000 of cash provided by financing activities for the same period in 1998. This change was primarily due to a decrease in proceeds from new debt and a decrease in contributions from the Company of net proceeds from the issuance of stock. In 1998, the Company completed an offering of Preferred Stock and contributed the net proceeds to the Operating Partnership; there have been no offerings in 1999. In addition, in 1998, the Operating Partnership issued $150,000,000 of unsecured Series A Senior Notes.

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

The Operating Partnership's principal sources of funding for acquisitions, development, expansion and renovation of properties include the unsecured Credit Facility, permanent secured debt financing, public unsecured debt financing, contributions from the Company, privately placed financing, the issuance of Operating Partnership units, proceeds from property sales and cash flow provided by operations.

Mortgage Loans Receivable
Mortgage loans receivable increased from $42,420,000 at December 31, 1998, to $43,413,000 at March 31, 1999. This increase was primarily due to accrued interest on a loan made by the Operating Partnership under a development alliance.

Secured and Unsecured Financing
Mortgage loans payable increased from $708,578,000 at December 31, 1998, to $730,376,000 at March 31, 1999. This increase resulted from the assumption of a $14.1 million mortgage loan in connection with a 1999 Acquisition and new financing of $26 million (as discussed below). These increases were partially offset by the payoff of approximately $16.1 million of mortgage loans in connection with 1999 sales of properties, refinancing of debt and scheduled principal payments of approximately $2.2 million.

In March 1999, the Operating Partnership obtained a $26 million loan from a commercial bank which bears interest at a variable rate of LIBOR plus 2.25% (7.25% at March 31, 1999). The loan is non-recourse and is secured by seven properties and has a maturity date of December 22, 1999, with an option to extend for six months. The proceeds were used to pay off a loan which was previously secured by these same properties and to reduce other debt. Five of the seven secured properties are currently being sold and the new loan provides flexibility for partial releases of collateral upon the sale of a property.

The Operating Partnership has an unsecured line of credit provided by a commercial bank (the "Credit Facility"). Outstanding borrowings under the Credit Facility decreased from $63,519,000 at December 31, 1998, to $54,307,000 at March 31, 1999, due to pay downs from proceeds from the sales of properties and refinancing of a mortgage loan.

At March 31, 1999, the Operating Partnership's total indebtedness included fixed-rate debt of $716,043,000 and floating-rate indebtedness of $218,640,000. Approximately 64% of the Operating Partnership's total assets, comprising 110 properties, is encumbered by debt at March 31, 1999.

It is the Operating Partnership's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At March 31, 1999, approximately 23% of the Operating Partnership's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. The Operating Partnership may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Operating Partnership's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At March 31, 1999, the Operating Partnership was not a party to any open interest rate protection agreements.

Equity and Debt Offerings
In January 1999, the Operating Partnership and the Company filed a shelf registration statement with the SEC (the "January 1999 Shelf Registration Statement") to register $300 million of debt securities of the Operating
Partnership and to carry forward the remaining $801.2 million in equity securities of the Company from a November 1997 shelf registration statement (declared effective by the SEC on December 18, 1997). The January 1999 Shelf Registration Statement was declared effective by the SEC on January 25, 1999. Therefore, the Operating Partnership and the Company have the capacity pursuant to the January 1999 Shelf Registration Statement to issue up to $300 million in debt securities and $801.2 million in equity securities, respectively. The Operating Partnership and the Company currently have no plans to issue debt or equity under these shelf registrations.

Development Alliances
The Operating Partnership has formed 4 development alliances to which it has committed a total of approximately $43 million for the development of approximately 713,000 square feet of office, office/flex and distribution properties and 1,710 multifamily units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of March 31, 1999, the Operating Partnership has advanced approximately $34 million under these commitments. Under these development alliances, the Operating Partnership has certain rights to purchase the properties upon completion of development over the next five years. In addition, the Operating Partnership has loaned approximately $36 million

(including accrued interest) under another development alliance to continue the build-out of a 1,200 acre master-planned development in Denver, Colorado.

Inflation

Substantially all of the leases at the office/flex, industrial and retail Properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multifamily properties generally provide for an initial term of one month or one year and allow for rent adjustments at the time of renewal. Leases at the office Properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. All of these provisions may permit the Operating Partnership to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce the Operating Partnership's exposure to the adverse effects of inflation.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future including the Operating Partnership's belief that cash generated by operations will be adequate to meet operating requirements and to make distributions, the Operating Partnership's expectations as to the timing of the completion of the development projects through its development alliances and the acquisition by the Operating Partnership of properties developed through its development alliances. There can be no assurance that the actual outcomes or results will be consistent with such expectations, hopes, intentions, beliefs and strategies. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of future acquisitions, recently completed acquisitions and existing properties, and statements regarding the Operating Partnership's financing activities. All forward looking statements included in this document are based on information available to the Operating Partnership on the date hereof. It is important to note that the Operating Partnership's actual results could differ materially from those stated or implied in such forward-looking statements.

Factors which may cause the Operating Partnership's results to differ include the inability to complete anticipated future acquisitions, defaults or non-renewal of leases, increased interest rates and operational costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, the Company's failure to qualify as a
real  estate   investment  trust  under  the  Internal  Revenue  Code  of  1986, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates and other factors discussed under the caption "Forward
Looking Statements; Factors That May Affect Operating Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and other risk factors set forth in the Operating Partnership's other Securities and Exchange Commission filings.

Impact of Year 2000 Compliance Costs on Operations

State of Readiness. The Operating Partnership uses a number of computer software programs and operating systems across the entire organization. These programs and systems primarily comprise (i) information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve management operations, and (ii) embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at the Operating Partnership's properties ("Property Systems"). To the extent that the Operating Partnership's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these applications will be necessary.

         IT Systems. Employing a team made up of internal personnel and third-party consultants, the Operating Partnership has completed its identification of IT Systems, including hardware components, that are not yet Year 2000 compliant. To the best of the Operating Partnership's knowledge, based on available information and a reasonable level of inquiry and investigation, the Operating Partnership has completed such upgrading of such systems that it believes are called for under the circumstances, and in accordance with prevailing industry practice. The Operating Partnership has commenced a testing program which it anticipates will be completed during 1999. In addition, the Operating Partnership is currently communicating with third parties with whom it does significant business, such as financial institutions, tenants and vendors, to determine their readiness for Year 2000 compliance.

         Property Systems. Employing a team made up of internal personnel and third-party consultants, the Operating Partnership has also completed its identification of Property Systems, including hardware components, that are not yet Year 2000 compliant. The Operating Partnership has commenced such upgrading of such systems that it believes are called for under the circumstances, based on available information and a reasonable level of inquiry and investigation, and in accordance with prevailing industry practice. Upon completion of such upgrading, the Operating Partnership will initiate a testing program which it anticipates will be completed during 1999. To the best of the Operating Partnership's knowledge, there are no Property Systems, the failure of which would have a material effect on operations.

Costs of Addressing the Operating Partnership's Year 2000 Issues. Given the information known at this time about the Operating Partnership's systems that are non-compliant, coupled with its ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, the Operating Partnership does not expect Year 2000 compliance costs to have any material adverse impact on liquidity or ongoing results of operations. The costs of such assessment and remediation will be paid as an operating expense.

Risks of the Operating Partnership's Year 2000 Issues. In light of the Operating Partnership's assessment and upgrading efforts to date, and assuming completion of the planned, normal course-of-business upgrades and subsequent testing, the Operating Partnership believes that any residual Year 2000 risk will be limited to non-critical business applications and support hardware, and to short-term interruptions affecting Property Systems which, if they occur at all, will not be material to overall operations. The Operating Partnership believes that all of its systems will be Year 2000 compliant and that compliance will not materially adversely affect its future liquidity or results of operations or ability to service debt, but the Operating Partnership cannot give absolute assurance that this is the case.

The Operating Partnership's Contingency Plans. The Operating Partnership is currently developing its contingency plans for all operations to address the most reasonably likely worst case scenarios regarding Year 2000 compliance. Such plans, however, will recognize material limitations on the Operating Partnership's ability to plan for major regional or industrial failures such as regional power outages or regional or industrial communications breakdowns. The Operating Partnership expects such contingency plans to be completed during 1999.

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

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  The Exhibit Index attached hereto is hereby incorporated by reference to this item.

         (b)      Reports on Form 8-K:

                  On January 27, 1999, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended December 31, 1998.

                  On April 22, 1999, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended March 31, 1999.

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


                          GLENBOROUGH PROPERTIES, L.P.,
                        a California Limited Partnership




                   By: Glenborough Realty Trust Incorporated,
                               its General Partner



      Date: May 14, 1999                       /s/ Andrew Batinovich
                                               ---------------------
                                               Andrew Batinovich
                                               Director, President
                                               and Chief Operating Officer
                                               (Principal Operating Officer)





      Date: May 14, 1999                       /s/ Stephen Saul
                                               ----------------
                                               Stephen Saul
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)





      Date: May 14, 1999                       /s/ Terri Garnick
                                               -----------------
                                               Terri Garnick
                                               Senior Vice President,
                                               Chief Accounting Officer,
                                               Treasurer
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                        Exhibit Title

12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Partner Interest Distributions.

27.1  Financial Data Schedule.

Exhibit 12.1

GLENBOROUGH PROPERTIES, L.P.
Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Partner
Interest Distributions
For the five years ended December 31, 1998
and the three months ended March 31, 1999

                                                GRT Predecessor
                                                   Entities,
                                                    Combined                         The Operating Partnership
                                             -----------------------   ------------------------------------------------------
                                                                                                                    Three
                                                                                                                    Months
                                                                                                                    Ended
                                                                 Year Ended December 31,                           March 31
                                             -----------------------------------------------------------------   ------------
                                                1994         1995         1996          1997          1998           1999
                                             ----------   ----------   ----------    ----------   ------------   ------------
EARNINGS, AS DEFINED
Net Income (Loss) before Preferred
   Partner Interest Distributions (2)        $  1,580     $     524    $  (1,901)     $ 17,727    $    46,136     $  11,252
Extraordinary items                                --            --          186           843          1,400         1,991
Federal & State income taxes                      176           357           --            --             --            --
Minority Interest                                  43            --           --            --             --            --
Fixed Charges                                   1,140         2,129        3,913         9,668         53,289        16,540
                                             ----------   ----------   ----------    ----------   ------------   ------------
                                             $  2,939     $   3,010    $   2,198      $ 28,238    $   100,825     $  29,783
                                             ----------   ----------   ----------    ----------   ------------   ------------

FIXED CHARGES AND PREFERRED PARTNER
   INTEREST DISTRIBUTIONS, AS DEFINED

Interest Expense                             $  1,140     $   2,129    $   3,913      $  9,668    $    53,289     $  16,540
Capitalized Interest                               --            --           --            --          1,108           643
Preferred Partner Interest Distributions           --            --           --            --         20,620         5,570
                                             ----------   ----------   ----------    ----------   ------------   ------------
                                             $  1,140     $   2,129    $   3,913      $  9,668    $    75,017     $  22,753

RATIO OF EARNINGS TO FIXED CHARGES               2.58          1.41         0.56 (1)      2.92           1.85          1.73
                                             ----------   ----------   ----------    ----------   ------------   ------------

RATIO OF EARNINGS TO FIXED CHARGES AND
   PREFERRED PARTNER INTEREST DISTRIBUTIONS      2.58          1.41         0.56 (1)      2.92           1.34          1.31
                                             ----------   ----------   ----------    ----------   ------------   ------------

(1) For the twelve months ended December 31, 1996, earnings were insufficient to cover fixed charges by $1,715.
(2) Net Income (Loss) before Preferred Partner Interest Distributions includes depreciation and amortization expense.