Form 10-Q
period 1999-06-30
GLENBOROUGH PROPERTIES L P
filed 1999-08-13
CIK 1039223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                   Yes X No___

                                      INDEX
                          GLENBOROUGH PROPERTIES, L.P.

                                                                        Page No.
PART I   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements of Glenborough Properties, L.P. (Unaudited except for the Consolidated Balance Sheet at December 31, 1998):

           Consolidated  Balance  Sheets at June 30, 1999 and December
           31, 1998                                                            3

           Consolidated  Statements of  Operations  for the six months
           ended June 30, 1999 and 1998                                        4

           Consolidated  Statements of Operations for the three months
           ended June 30, 1999 and 1998                                        5

           Consolidated  Statement  of  Partners'  Equity  for the six
           months ended June 30, 1999                                          6

           Consolidated  Statements  of Cash  Flows for the six months
           ended June 30, 1999 and 1998                                      7-8

           Notes to Consolidated Financial Statements                       9-19

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             20-26

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    27

Item 4.  Submission of Matters to a Vote of Security Holders                  27

Item 6.  Exhibits and Reports on Form 8-K                                     28

SIGNATURES                                                                    29

EXHIBIT INDEX                                                                 30

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                                             GLENBOROUGH PROPERTIES, L.P.
                                              CONSOLIDATED BALANCE SHEETS
                                          (in thousands, except unit amounts)

                                                                                  June 30,               December 31,
                                                                                    1999                     1998
                                                                                 (Unaudited)              (Audited)
                                                                               ----------------        -----------------
ASSETS
     Rental property, net of accumulated depreciation of
       $83,713 and $72,951 in 1999 and 1998, respectively                      $    1,584,220          $     1,720,579
     Real estate held for sale                                                         48,641                   21,860
     Investments in Development                                                        39,293                   35,131
     Investments in Associated Companies                                                7,960                    8,807
     Mortgage loans receivable                                                         43,982                   42,420
     Cash and cash equivalents                                                          1,865                    4,019
     Other assets                                                                      62,926                   45,437
                                                                               ----------------        -----------------

         TOTAL ASSETS                                                          $    1,788,887          $     1,878,253
                                                                               ================        =================

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
     Mortgage loans                                                            $      692,384          $       708,578
     Unsecured Series A Senior Notes                                                  132,890                  150,000
     Unsecured bank line                                                               21,247                   63,519
     Other liabilities                                                                 28,309                   28,921
                                                                               ----------------        -----------------
       Total liabilities                                                              874,830                  951,018
                                                                               ----------------        -----------------

Commitments and contingencies                                                              --                       --

Partners' Equity:
     General partner, 357,776 and 359,090 units issued
       and outstanding at June 30, 1999 and
       December 31, 1998, respectively                                                  8,822                    9,066
     Limited partners, 35,419,789 and 35,549,914 units issued and outstanding at June 30, 1999 and December 31, 1998,
       respectively                                                                   905,235                  918,169
                                                                               ----------------        -----------------
       Total partners' equity                                                         914,057                  927,235
                                                                               ----------------        -----------------

           TOTAL LIABILITIES AND PARTNERS'
              EQUITY                                                           $    1,788,887          $     1,878,253
                                                                               ================        =================

                               See accompanying notes to consolidated financial statements


                                            GLENBOROUGH PROPERTIES, L.P.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the six months ended June 30, 1999 and 1998
                                       (in thousands, except per unit amounts)
                                                     (Unaudited)

                                                                                1999                        1998
                                                                           ---------------             ---------------
REVENUE
     Rental revenue                                                        $     129,193               $      97,582
     Fees and reimbursements from affiliates                                       1,874                       1,232
     Interest and other income                                                     3,437                         553
     Equity in earnings (loss) of Associated Companies                              (565)                      1,061
     Net gain on sales of real estate assets                                       7,093                       2,139
                                                                           ---------------             ---------------
       Total revenue                                                             141,032                     102,567
                                                                           ---------------             ---------------

EXPENSES
     Property operating expenses, including $1,347
      paid to the Company in 1998                                                 43,861                      31,936
     General and  administrative,  including $1,815 paid to the
       Company in 1998                                                             4,760                       4,468
     Depreciation and amortization                                                29,312                      20,918
     Interest expense                                                             32,958                      18,852
                                                                           ---------------             ---------------
       Total expenses                                                            110,891                      76,174
                                                                           ---------------             ---------------

Net income before extraordinary item                                              30,141                      26,393
Extraordinary item:
Net loss on early extinguishment of debt                                            (303)                         --
                                                                           ---------------             ---------------
Net income                                                                        29,838                      26,393
Preferred partner interest distributions                                         (11,140)                     (9,480)
                                                                           ---------------             ---------------
Net income available to general and limited partners                       $      18,698               $      16,913
                                                                           ===============             ===============

Per Partnership Unit Data:
Net income available to general and limited partners before
     extraordinary item                                                    $        0.53               $        0.50
Extraordinary item                                                                 (0.01)                         --
                                                                           ===============             ===============
Net income available to general and limited partners                       $        0.52               $        0.50
                                                                           ===============             ===============
Weighted average number of partnership units outstanding                      35,911,963                  34,038,659
                                                                           ===============             ===============

                               See accompanying notes to consolidated financial statements



                                              GLENBOROUGH PROPERTIES, L.P.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the three months ended June 30, 1999 and 1998
                                         (in thousands, except per unit amounts)
                                                       (Unaudited)

                                                                                1999                        1998
                                                                           ---------------             ---------------
REVENUE
     Rental revenue                                                        $      64,552               $      51,619
     Fees and reimbursements from affiliates                                         743                         759
     Interest and other income                                                     1,778                         246
     Equity in earnings (loss) of Associated Companies                              (874)                        709
     Net gain on sales of real estate assets                                       5,742                         693
                                                                           ---------------             ---------------
       Total revenue                                                              71,941                      54,026
                                                                           ---------------             ---------------

EXPENSES
     Property operating expenses                                                  21,860                      16,265
     General and administrative                                                    2,545                       2,602
     Depreciation and amortization                                                14,220                      10,934
     Interest expense                                                             16,418                       9,707
                                                                           ---------------             ---------------
       Total expenses                                                             55,043                      39,508
                                                                           ---------------             ---------------

Net income before extraordinary item                                              16,898                      14,518
Extraordinary item:
Net gain on early extinguishment of debt                                           1,688                          --
                                                                           ---------------             ---------------
Net income                                                                        18,586                      14,518
Preferred partner interest distributions                                          (5,570)                     (5,570)
                                                                           ---------------             ---------------
Net income available to general and limited partners                       $      13,016               $       8,948
                                                                           ===============             ===============

Per Partnership Unit Data:
Net income available to general and limited partners before
     extraordinary item                                                    $        0.31               $        0.26
Extraordinary item                                                                  0.05                          --
                                                                           ===============             ===============
Net income available to general and limited partners                       $        0.36               $        0.26
                                                                           ===============             ===============
Weighted average number of partnership units outstanding                      35,875,015                  34,370,381
                                                                           ===============             ===============

                               See accompanying notes to consolidated financial statements



                                                    GLENBOROUGH PROPERTIES, L.P.
                                             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                               For the six months ended June 30, 1999
                                                           (in thousands)
                                                            (Unaudited)


                                                          General                 Limited
                                                          Partner                 Partners                Total
                                                     -------------------    -------------------    ------------------

Balance at December 31, 1998                             $   9,066            $     918,169            $   927,235

Issuance of Operating Partnership units
    and additional contributions                                26                    2,618                  2,644

Distributions                                                 (414)                 (40,941)               (41,355)

Redemption of units                                            (43)                  (4,296)                (4,339)

Unrealized gain on marketable securities                        --                       34                     34

Net income                                                     187                   29,651                 29,838
                                                     -------------------    -------------------    ------------------

Balance at June 30, 1999                                 $   8,822            $     905,235            $   914,057
                                                     ===================    ===================    ==================


                               See accompanying notes to consolidated financial statements



                                          GLENBOROUGH PROPERTIES, L.P.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the six months ended June 30, 1999 and 1998
                                                 (in thousands)
                                                   (Unaudited)

                                                                            1999                        1998
                                                                       ---------------             ---------------
Cash flows from operating activities:
     Net income                                                        $       29,838              $       26,393
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                                         29,312                      20,918
         Amortization of loan fees, included in
           interest expense                                                       993                         592
         Equity in (earnings) loss of Associated
           Companies                                                              565                      (1,061)
         Net gain on sales of real estate assets                               (7,093)                     (2,139)
         Net loss on early extinguishment of debt                                 303                          --
         Changes in certain assets and liabilities, net                        (3,997)                      1,555
                                                                       ---------------             ---------------

           Net cash provided by operating activities                           49,921                      46,258
                                                                       ---------------             ---------------

Cash flows from investing activities:
     Net proceeds from sales of real estate assets                            111,027                      37,804
     Additions to rental properties                                           (22,833)                   (570,536)
     Investments in Development                                                (4,162)                     (6,882)
     Investment in Joint Ventures                                              (3,176)                         --
     Additions to mortgage loans receivable                                    (1,562)                    (38,084)
     Investments in marketable securities                                          --                     (26,006)
     Principal receipts on mortgage loans receivable                               --                         507
     Payments from affiliates                                                     400                          --
     Distributions from Associated Companies                                      282                         875
                                                                       ---------------             ---------------

           Net cash provided by (used for) investing
                activities                                                     79,976                    (602,322)
                                                                       ---------------             ---------------


                                                        continued

                               See accompanying notes to consolidated financial statements



                                         GLENBOROUGH PROPERTIES, L.P.
                               CONSOLIDATED  STATEMENTS OF CASH FLOWS -continued
                                For the six months ended June 30, 1999 and 1998
                                                (in thousands)
                                                  (Unaudited)


                                                                            1999                      1998
                                                                       ---------------            --------------
Cash flows from financing activities:
     Proceeds from borrowings                                          $      83,480              $     530,321
     Repayment of borrowings                                                (156,046)                  (207,741)
     Draws from (repayments into) lender impound accounts,
         net                                                                     873                     (7,137)
     Retirement of Series A Senior Notes                                     (15,282)                        --
       Prepayment penalties on loan payoffs                                   (2,026)                        --
     Contributions                                                             2,644                    278,999
     Distributions                                                           (41,355)                   (35,477)
     Redemption of units                                                      (4,339)                        --
                                                                       ---------------            --------------

         Net cash (used for) provided by financing
             activities                                                     (132,051)                   558,965
                                                                       ---------------            --------------

Net (decrease) increase in cash and cash equivalents                          (2,154)                     2,901

Cash and cash equivalents at beginning of period                               4,019                      3,670
                                                                       ---------------            --------------

Cash and cash equivalents at end of period                             $       1,865              $       6,571
                                                                       ===============            ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest (net of capitalized interest of
         $1,330 in 1999)                                               $      30,262              $      12,165
                                                                       ===============            ==============

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:

     Acquisition of real estate through assumption of first
         trust deed notes payable                                      $      14,100              $     317,527
                                                                       ===============            ==============

     Acquisition of real estate through issuance of
         Operating Partnership units                                   $          --              $      41,365
                                                                       ===============            ==============


                               See accompanying notes to consolidated financial statements


                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

Note 1.      ORGANIZATION

Glenborough Properties, L.P., a California Limited Partnership (the "Operating Partnership") was organized in the State of California on August 23, 1995. The Operating Partnership is the primary operating subsidiary of Glenborough Realty Trust Incorporated (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which eight public limited partnerships (the "Partnerships," collectively with Glenborough Corporation (defined below), the "GRT Predecessor Entities"), merged with and into the Company. The Company
(i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock to the Partnerships in exchange for 3,979,376 Operating Partnership units; and (ii) merged with Glenborough Corporation, a California Corporation, with the Company being the surviving entity. The Company then transferred certain real estate and related assets to the Operating Partnership in exchange for a sole general partner interest of 1% and a limited partnership interest of 85.37% (87.30% limited partnership interest as of June 30, 1999). The Operating Partnership also acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). The Operating Partnership commenced operations on January 1, 1996.

The Operating Partnership, through subsidiary entities, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of June 30, 1999, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 167 real estate projects.

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

As of June 30, 1999, the Operating Partnership also holds 100% of the non-voting preferred stock of the following two Associated Companies (the "Associated Companies"):

      Glenborough Corporation ("GC") is the general partner of several real estate limited partnerships and provides asset and property management and development services for these partnerships (the "Managed Partnerships"). It also provides partnership administration, asset management, property management and development services to a group of unaffiliated partnerships which include three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has significant real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships").

      Glenborough Hotel Group ("GHG") owns an approximate 36% limited partner interest in a real estate joint venture.

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Operating Partnership and its majority owned subsidiaries as of June 30, 1999, and December 31, 1998, and the consolidated results of operations and cash flows of the Operating Partnership for the six months ended June 30, 1999 and 1998. All intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Operating Partnership as of June 30, 1999, and for the period then ended.

Reclassification
Certain prior year balances have been reclassified to conform to the current year presentation.

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

New Accounting Pronouncements
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued which, among other things, deferred the final implementation to fiscal quarters beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Management is evaluating the effects, if any, that this pronouncement will have on the Operating Partnership's consolidated financial position, results of operations and financial statement position.

Rental Property
Rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Operating Partnership's plans for the continued operation of each property; and
(ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Operating Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Operating Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Operating Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

The useful lives are as follows:

              Buildings and Improvements               10 to 40 years
              Tenant Improvements                      Term of the related lease
              Furniture and Equipment                  5 to 7 years

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

Real Estate Held for Sale
Real estate held for sale consists of rental properties that are under contract or in active negotiations to be disposed of. The fulfillment of the Operating Partnership's plans to dispose of property is dependent upon, among other things, the presence of economic conditions which will enable the Operating Partnership to hold the property for eventual sale. The Operating Partnership discontinues depreciation of rental property once it is classified as held for sale.

Investments in Development
The Operating Partnership, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Operating Partnership are capitalized to the investment during the period in which the projects are under development. See Note 6 for further discussion.

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

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

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

At June 30, 1999, the Operating Partnership was not a party to any open interest rate protection agreements.

Deferred Financing and Other Fees
Fees  paid in  connection  with  the  financing  and  leasing  of the  Operating
Partnership's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the six months ended June 30, 1999, no tenants represented 10% or more of rental revenue of the Operating Partnership.

Fees and reimbursement revenue consists of property management fees, overhead administration fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate for an unconsolidated affiliate.

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

Note 3.   INVESTMENTS IN REAL ESTATE

Acquisitions
In the second quarter of 1999, the Operating Partnership expanded its existing holdings near Los Angeles International Airport by purchasing a 41,709 square foot industrial building which is the second phase of the project purchased in the first quarter (see below). This second phase has been leased on a long term

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

triple net basis to the tenant currently occupying phase one of the project. The total acquisition cost, including capitalized costs, was approximately $5.6 million.

In the first quarter of 1999, the Operating Partnership acquired a 285 unit multifamily property ("Springs of Indian Creek") located in Carrolton, Texas. The property is the first phase of a two phase project comprising a total of 519 units. The 234 unit second phase of the project is currently under construction through one of the Operating Partnership's development alliances and is expected to be completed in the first quarter of the year 2000. The total acquisition cost, including capitalized costs of Phase I was approximately $20.8 million comprising: (i) approximately $14.1 million in assumption of debt and (ii) the balance in cash. In addition, the Operating Partnership acquired a 1.45-acre parcel containing 34,500 square feet of industrial buildings in Los Angeles, California, near the Los Angeles International Airport. This property is the first phase of a two phase project. The total acquisition cost, including capitalized costs, was approximately $3.1 million, which was paid entirely in cash. The property has been leased to a single tenant under a 15-year triple-net lease.

Dispositions
In the second quarter of 1999, the Operating Partnership sold fourteen properties, including five office, four office/flex, one retail, two industrial, one multifamily and one hotel. The assets were sold for an aggregate sales price of approximately $109,135,000 and an aggregate net gain of approximately $5,742,000.

In the first quarter of 1999, the Operating Partnership sold seven properties, including five office/flex properties and two retail properties, and a partial interest in a REIT. These assets were sold for an aggregate sales price of approximately $27.3 million and generated an aggregate net gain of approximately $1,351,000.

These transactions are reflected as the net gain on sales of real estate assets on the accompanying consolidated statement of operations for the six months ended June 30, 1999.

Prospective Dispositions
The Operating Partnership has entered into a short-term lease agreement on the hotel property located in Arlington, Texas with the prospective purchaser of this property. This prospective purchaser has entered into a purchase agreement for this property, with an anticipated closing date of August 31, 1999. The lease terminates on the closing date of the sale of the property. The net book value of the hotel property totals $4,112,000 at June 30, 1999. Net income earned by the Operating Partnership (before depreciation) from the hotel totaled $178,000 and $202,000 for the six months ended June 30, 1999 and 1998, respectively.

The Operating Partnership has entered into separate definitive agreements to sell eight properties, including two office properties, two office/flex properties, two industrial properties and two retail properties. The sales are expected to close in the third quarter of 1999 for an aggregate sales price of approximately $44.9 million, however, they are subject to certain contingencies, including satisfactory completion of due diligence and customary closing conditions. As a result, there can be no assurance that these sales will be completed. These properties are reflected as Real Estate Held For Sale on the accompanying consolidated balance sheet as of June 30, 1999. See Note 10 for discussion of sales subsequent to June 30, 1999.

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

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from the Associated Companies are recorded as a reduction of the Operating Partnership's investments.

As of June 30, 1999, the Operating Partnership had the following investments in the Associated Companies (in thousands):
                                            GC             GHG            Total
Investment at December 31, 1998        $   6,800      $   2,007       $   8,807
Distributions                               (267)           (15)           (282)
Equity in earnings (loss)                   (535)           (30)           (565)
                                       ----------     ----------      ----------

Investment at June 30, 1999            $   5,998      $   1,962       $   7,960
                                       ==========     ==========      ==========

Note 5.   MORTGAGE LOANS RECEIVABLE

The Operating Partnership's mortgage loans receivable consist of the following as of June 30, 1999, and December 31, 1998 (dollars in thousands):

                                                           1999          1998
                                                       -----------    ----------

Note secured by an office property in Phoenix, AZ,
with a fixed  interest  rate of 7% (until  May 31,
2000,  at which  time the rate  shall  change to a
fixed rate of 9%) and a maturity  date of May 2001    $    3,728     $   3,484

Note  secured by a hotel  property in Dallas,  TX,
with  a  fixed   interest  rate  of  9%,   monthly
interest-only  payments  and a  maturity  date  of
August 31, 1999                                            3,600         3,600

Note  secured  by  Gateway  Park land  located  in
Aurora,  CO, with a stated fixed  interest rate of
13%,  quarterly   interest-only   payments  and  a
maturity  date of July 2005 (see below for further
discussion)                                               36,654        35,336
                                                       -----------    ----------

Total                                                 $   43,982     $  42,420
                                                       ===========    ==========

In 1998, the Operating Partnership entered into a development alliance with The Pauls Corporation (see Note 6). In addition to this development alliance, the Operating Partnership loaned approximately $34 million ($36.7 million, including accrued interest, at June 30, 1999), secured by a First Mortgage, to continue the build-out of Gateway Park. In this arrangement, the Operating Partnership has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Operating Partnership could acquire up to 2.2 million square feet of office, office/flex and industrial space and 1,600 multifamily units over the next ten years.

Note 6.   INVESTMENTS IN DEVELOPMENT AND OTHER ASSETS

The Operating Partnership has formed 4 development alliances for the development of approximately 713,000 square feet of office, office/flex and distribution properties and 1,710 multifamily units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of June 30, 1999, the Operating Partnership has advanced approximately $39 million. Under these development alliances, the Operating Partnership has certain rights to purchase the properties upon completion of development over the next five years.

The Operating Partnership entered into a joint venture in which it sold a 90% interest in Rockwall I & II, a 340,252 square foot office complex located in Rockville, Maryland. The Operating Partnership maintains a 10% interest in the asset along with a contract for property management services. The proceeds from the sale were used to paydown the Credit Facility (discussed below) and to reduce other secured debt. The value of this 10% interest is approximately $1.3 million and is included in Other Assets on the accompanying consolidated balance sheet as of June 30, 1999. This investment will be accounted for using the equity method.

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

The Operating Partnership also purchased a 10% interest in the fee simple interest in the land under Rincon Center I & II in San Francisco, California. The land was purchased from the United States Post Office for a purchase price of $80.5 million. The land has a triple net ground lease with a remaining term of 51 years with minimum 30% rental increases every six years. Occupying a full city block near the waterfront in the Financial District, Rincon Center I & II contains 476,709 square feet of commercial office and retail space, 320 multifamily units and 381 subterranean parking spaces. The value of this 10% interest is approximately $2 million and is included in Other Assets on the accompanying consolidated balance sheet as of June 30, 1999. This investment will be accounted for using the equity method.

Note 7.   SECURED AND UNSECURED LIABILITIES

The Operating Partnership had the following mortgage loans, bank lines, unsecured notes and notes payable outstanding as of June 30, 1999, and December 31, 1998 (dollars in thousands):

                                                         1999          1998
                                                      ---------      ---------

Secured  loans  with  various   lenders,   net  of
unamortized  discount of $5,828 and $6,140 at June
30, 1999 and December 31, 1998, respectively.  All
loans have a fixed  interest  rate of 6.125% and a
November 10, 2008 maturity date. Monthly principal
and interest payments range between $296 and $458.
These loans are secured by 35  properties  with an
aggregate  net  carrying  value  of  $404,157  and
$408,439 at June 30, 1999 and  December  31, 1998,
respectively.                                        $ 233,858      $ 234,871

Secured  loan  with a bank  with a fixed  interest
rate of  7.50%,  monthly  principal  and  interest
payments of $443 and a maturity date of October 1,
2022. The loan is secured by ten  properties  with
an aggregate  net  carrying  value of $108,707 and
$110,129 at June 30, 1999 and  December  31, 1998,
respectively.                                           58,561         58,942

Secured loan with an investment  bank with a fixed
interest  rate of  7.57%,  monthly  principal  and
interest    payments   (based   upon   a   25-year
amortization)  of  $103  and a  maturity  date  of
January 1,  2006.  This loan was paid off in March
1999 with the  proceeds  from a $26  million  loan
discussed below.                                            --         13,220

Secured  loans  with  various   lenders,   bearing
interest  at fixed rates  between  6.95% and 9.25%
(approximately  $53,042 of these loans  include an
unamortized  premium of  approximately  $445 which
reduces  the  effective  interest  rate  on  those
instruments to 6.75%),  with monthly principal and
interest payments ranging between $14 and $371 and
maturing at various  dates  through  July 1, 2008.
These  loans are  secured  by  properties  with an
aggregate  net  carrying  value  of  $430,143  and
$447,444 at June 30, 1999 and  December  31, 1998,
respectively.                                          255,030        261,938

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                                  June 30, 1999


                                                         1999           1998
                                                      ---------      ---------

Secured loans with various banks bearing  interest
at variable rates ranging  between 7.44% and 8.18%
at June 30, 1999 (approximately  $114,458 of these
loans   include   an   unamortized    premium   of
approximately  $1,258 which  reduces the effective
interest  rate on  those  instruments  to  6.75%),
monthly  principal and interest  payments  ranging
between $16 and $790 and maturing at various dates
through December 22, 2000. These loans are secured
by properties with an aggregate net carrying value
of  $187,123  and  $179,438  at June 30,  1999 and
December  31,  1998,  respectively.                  $ 130,613      $ 125,230

Secured loans with a lender,  bearing  interest at
fixed rates between 7.60% and 7.85%,  with monthly
principal and interest  payments  ranging  between
$11 and $22.  All of these  loans  have a maturity
date of December 1, 2030.  These loans are secured
by  multifamily  properties  with an aggregate net
carrying  value of $17,961 and $19,060 at June 30,
1999 and December 31, 1998,  respectively.              14,322         14,377

Unsecured  $142,500  line  of  credit  with a bank
("Credit  Facility") with a variable interest rate
of LIBOR plus 1.625% (6.69% and 7.401% at June 30,
1999 and December 31, 1998, respectively), monthly
interest  only  payments  and a  maturity  date of
December 22,  2000,  with one option to extend for
10 years.  In June 1999,  the Credit  Facility was
modified. See below for further discussion.             21,247         63,519

Unsecured  Series  A  Senior  Notes  with a  fixed
interest   rate  of   7.625%,   interest   payable
semiannually  on March 15 and  September 15, and a
maturity  date of March  15,  2005.  Approximately
$17.1  million of the notes  were  retired in June
1999 as discussed below.                               132,890        150,000
                                                      ---------      ---------
Total                                                $ 846,521      $ 922,097
                                                      =========      =========

In March 1999, the Operating Partnership obtained a $26 million loan from a commercial bank. The loan was non-recourse and was secured by seven properties and had a maturity date of December 22, 1999, with an option to extend for six months. The proceeds were used to pay off a loan which was previously secured by these same properties and to reduce other debt. This loan was paid off in June 1999 with proceeds generated from the sales of four properties.

In June 1999, the Operating Partnership retired approximately $17.1 million of unsecured Series A Senior Notes at a discount. As a result of this transaction, a gain on early extinguishment of debt of approximately $1.8 million was recorded which is included in the net loss on early extinguishment of debt on the accompanying consolidated statements of operations for the six and three months ended June 30, 1999, as discussed below.

In June 1999, in order to increase the Operating Partnership's financial flexibility, the Credit Facility was modified to increase the commitment from $100 million to $142.5 million. The interest rate, monthly payments and maturity date remain unchanged.

In connection with the loan payoffs discussed above and the payoff of other mortgage debt, the Operating Partnership incurred a net loss on early extinguishment of debt of $303,000 for the six months ended June 30, 1999. This loss consists of $2,026,000 of losses due to prepayment penalties and $105,000 of losses upon the writeoff of unamortized loan fees, offset by a gain on payoff of Series A Senior Notes of $1,828,000 (as discussed above).

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

Some of the Operating Partnership's properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Operating Partnership in accordance with Generally Accepted Accounting Principles ("GAAP").

The required principal payments on the Operating Partnership's debt for the next five years and thereafter, as of June 30, 1999, are as follows (in thousands):

                   Year Ending
                   December 31,
                      1999                  $  119,093
                      2000                     100,167
                      2001                      15,435
                      2002                      14,301
                      2003                      37,891
                      Thereafter               559,634
                                             ---------
                      Total                 $  846,521
                                             =========

Note 8.   RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Operating Partnership from related parties totaled $1,874,000 and $1,232,000 for the six months ended June 30, 1999 and 1998, respectively, and consisted of property management fees, asset management fees and other fee income.

For the six months ended June 30, 1998, the Operating Partnership paid the Company property and asset management fees of $1,347,000 and $1,815,000, respectively, which are included in property operating expenses and general and administrative expenses on the accompanying consolidated statement of operations for the six months ended June 30, 1998. In addition, the Operating Partnership paid GC property management fees and salary reimbursements totaling $734,000 and $608,000 for the six months ended June 30, 1999 and 1998, respectively, for management of a portfolio of residential properties owned by the Operating Partnership, which is included in property operating expenses on the accompanying consolidated statements of operations.

The Operating Partnership acquired from a Managed Partnership an option to acquire all of its rights under a Lease with Option to Purchase Agreement, to acquire certain undeveloped land located in Burlingame, California. Upon expiration of the option period, the independent members of the Company's Board of Directors concluded that proceeding with the development of the property would have required that the Operating Partnership incur substantial debt. Accordingly, on February 1, 1999, the Operating Partnership elected not to proceed with the development and not to exercise the option in return for the Managed Partnership's agreement to reimburse the Operating Partnership for $2,309,000 of predevelopment costs, $462,000 to be paid in cash with the balance in a promissory note bearing interest at 10% and due on the earlier of sale, refinance or March 31, 2002. The note also contains a participation in profits realized by the Managed Partnership from the development and sale of the property. The principal balance of the note is included in Other Assets on the accompanying consolidated balance sheet as of June 30, 1999.

Note 9.   SEGMENT INFORMATION

The Operating Partnership owns a diverse portfolio of properties comprising six product types: office, office/flex, industrial, retail, multifamily and hotels. Each of these product types represents a reportable segment with distinct uses and tenant types which require the Operating Partnership to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The office/flex portfolio consists of properties designed for a combination of office and warehouse uses. The industrial portfolio consists of properties designed for warehouse, distribution

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Operating Partnership's hotel operations are limited service "all-suite" properties leased to and operated by third parties. One of the Operating Partnership's hotels is in contract to be sold.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Operating Partnership for its reportable segments as of and for the six months ended June 30, 1999 and 1998 is as follows (in thousands):

                                                                                        Multi-
1999                             Office     Office/Flex    Industrial     Retail        family         Hotel         Total
----                           -----------  -------------  -----------  -----------  ------------ ------------  -------------
Rental revenue                 $   59,957    $   18,716     $   9,519    $   6,043    $  33,970     $     988    $   129,193
Property operating expenses        23,270         5,479         2,259        2,057       14,654           205         47,924
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   36,687    $   13,237     $   7,260    $   3,986    $  19,316     $     783    $    81,269
                               ===========  =============  ===========  ===========  ============ ============  =============

1998
Rental revenue                 $   56,339    $   17,594     $   6,772    $   5,431    $   8,438     $   3,008    $    97,582
Property operating expenses        20,818         5,250         1,642        1,928        3,302           705         33,645
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   35,521    $   12,344     $   5,130    $   3,503    $   5,136     $   2,303    $    63,937
                               ===========  =============  ===========  ===========  ============ ============  =============

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

                                                           1999                   1998
                                                      ----------------     ----------------
Revenues
Total revenue for reportable segments                   $    129,193         $     97,582
Other revenue (1)                                             11,839                4,985
                                                      ================     ================
Total consolidated revenues                             $    141,032         $    102,567
                                                      ================     ================

Net Income
NOI for reportable segments                             $     81,269         $     63,937
Elimination of internal property management fees               4,063                1,709
Unallocated amounts:
   Other revenue (1)                                          11,839                4,985
   General and administrative expenses                        (4,760)              (4,468)
   Depreciation and amortization                             (29,312)             (20,918)
   Interest expense                                          (32,958)             (18,852)
                                                      ================     ================
Income from operations before extraordinary items       $     30,141         $     26,393
                                                      ================     ================

(1) Other revenue includes fee income, interest and other income, equity in earnings (loss) of Associated Companies and net gain on sales of real estate assets.

Note 10.  SUBSEQUENT EVENTS

Subsequent to June 30, 1999, and through the date of this filing, the Operating Partnership sold two office/flex properties. These properties were sold for an aggregate sales price of $9,340,000 and generated an aggregate net gain of approximately $1,523,000.

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

In July 1999, the Operating Partnership acquired all of the real estate assets of Prudential-Bache/Equitec Real Estate Partnership, a California limited partnership in which the managing general partner is Prudential-Bache Properties, Inc., and in which GC and Robert Batinovich, Chief Executive Officer of the Company, have served as co-general partners since March 1994, but do not hold a material equity or economic interest (the "Pru-Bache Portfolio"). The acquisition was unanimously approved by the Company's independent directors, with Robert Batinovich and Andrew Batinovich abstaining. The total acquisition cost, including capitalized costs, was approximately $49.1 million, which consisted of (i) approximately $15.2 million of assumed debt and (ii) the balance in cash. The cash was funded with proceeds from the sales of real estate assets and an advance under the Credit Facility. The Pru-Bache Portfolio consists of four office buildings and one office/flex property, aggregating 550,592 total square feet and located in Rockville, Maryland, Memphis, Tennessee, Sacramento, California and Seattle, Washington.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Properties, L.P., a California Limited Partnership (the "Operating Partnership"), is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of June 30, 1999, the Operating Partnership, directly and through various subsidiaries, owned and operated 167 income-producing properties (the "Properties," and each a "Property"). The Properties are comprised of 49 office Properties, 40 office/flex Properties, 29 industrial Properties, 10 retail Properties, 37 multifamily Properties and 2 hotel Properties, located in 23 states.

The Operating Partnership was organized in the State of California on August 23, 1995. The Operating Partnership is the primary operating subsidiary of Glenborough Realty Trust Incorporated (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which eight public limited partnerships (the "Partnerships," collectively with Glenborough Corporation (defined below), the "GRT Predecessor Entities"), merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock to the Partnerships in exchange for 3,979,376 Operating Partnership units; and (ii) merged with Glenborough Corporation, a California Corporation, with the Company being the surviving entity. The Company then transferred certain real estate and related assets to the Operating Partnership in exchange for a sole general partner interest of 1% and a limited partnership interest of 85.37% (87.30% limited partnership interest as of June 30, 1999). The Operating Partnership also acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). The Operating Partnership commenced operations on January 1, 1996. The Operating Partnership operates the assets acquired in the Consolidation and in subsequent acquisitions and intends to continue to invest in income-producing property directly and through joint ventures.

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

Since the Consolidation, and consistent with its strategy for growth, the Operating Partnership has completed the following transactions:

      Acquired 20 properties in 1996, 90 properties in 1997, 69 properties in 1998 and 2 properties in 1999. The total acquired Properties consist of an aggregate of approximately 15.8 million rentable square feet of office, office/flex, industrial and retail space, 9,638 multifamily units and 227 hotel suites and had aggregate acquisition costs, including capitalized costs, of approximately $1.8 billion.

      From January 1, 1996 to the date of this filing, sold 52 properties which were comprised of six office properties, thirteen office/flex properties, eight industrial properties, 19 retail properties, two multifamily properties and four hotel properties, to redeploy capital into properties the Operating Partnership believes have characteristics more suited to its overall growth strategy and operating goals.

      Issued $150 million of unsecured 7.625% Series A Senior Notes which mature on March 15, 2005. In June 1999, $17.1 million of the Senior Notes were retired at a discount which resulted in a gain on early extinguishment of debt of approximately $1.8 million.

      Entered into 4 development alliances to which the Operating Partnership has made advances of approximately $39 million and a loan (including accrued interest) of $36.7 million as of June 30, 1999.

Results of Operations

Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998.

Rental Revenue. Rental revenue increased $31,611,000, or 32%, to $129,193,000 for the six months ended June 30, 1999, from $97,582,000 for the six months ended June 30, 1998. The increase included growth in revenue from the office, industrial, office/flex, retail and multifamily Properties of $3,618,000, $2,747,000, $1,122,000, $612,000 and $25,532,000, respectively. These increases were partially offset by a $2,020,000 decrease in revenue from the hotel Properties due to the 1998 and 1999 sales of four hotels. Excluding properties that have been sold, rental revenue for the six months ended June 30, 1999, included $11,165,000 generated from the 1996 Acquisitions, $43,863,000 generated from the 1997 Acquisitions, $65,830,000 generated from the 1998 Acquisitions and $1,200,000 generated from the 1999 Acquisitions. In addition, $7,135,000 of rental revenue was generated from 21 properties that were sold during the six months ended June 30, 1999.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Operating Partnership under property and asset management agreements with the Managed Partnerships. This revenue increased $642,000, or 52%, to $1,874,000 for the six months ended June 30, 1999, from $1,232,000 for the six months ended June 30, 1998. The increase was primarily due to transaction and management fees from GC.

Interest and Other Income. Interest and other income increased $2,884,000 to $3,437,000 for the six months ended June 30, 1999, from $553,000 for the six months ended June 30, 1998. The increase primarily consisted of interest income on a mortgage loan receivable secured by land located in Aurora, Colorado which originated on June 30, 1998, and interest earned on lender impound accounts, invested cash balances and notes receivable for tenant improvements.

Equity in Earnings (Loss) of Associated Companies. Equity in earnings (loss) of Associated Companies decreased $1,626,000 or 153%, to a loss of $565,000 for the six months ended June 30, 1999, from earnings of $1,061,000 for the six months ended June 30, 1998. The decrease is primarily due to a decrease in earnings from GC resulting from a provision to reduce the carrying value of management contracts with certain of the Managed Partnerships. This decrease is also due to a decrease in earnings from GHG resulting from the sales and pending sales of the Operating Partnership's hotel properties which resulted in the June 30, 1998, cancellation of GHG's hotel leases with the Operating Partnership.

Net Gain on Sales of Real Estate Assets. A net gain on sales of real estate assets of $7,093,000 during the six months ended June 30, 1999, resulted from the sale of five office properties, nine office/flex properties, two industrial properties, three retail properties, one multifamily property, one hotel and a small interest in real estate securities from the Operating Partnership's portfolio. The net gain on sales of real estate assets of $2,139,000 during the six months ended June 30, 1998, resulted from the sale of one multifamily property, two industrial properties, two office/flex properties and two hotel properties from the Operating Partnership's portfolio.

Property Operating Expenses. Property operating expenses increased $11,925,000, or 37%, to $43,861,000 for the six months ended June 30, 1999, from $31,936,000 for the six months ended June 30, 1998. This increase represents increases in property operating expenses attributable to the 1998 Acquisitions and the 1999 Acquisitions offset by decreases in property operating expenses due to the 1998 and 1999 sales of properties and a $1,347,000 decrease in property management fees from 1998 to 1999.

General and Administrative Expenses. General and administrative expenses increased $292,000, or 7%, to $4,760,000 for the six months ended June 30, 1999, from $4,468,000 for the six months ended June 30, 1998. The increase is due to salary and overhead costs incurred by the Operating Partnership beginning April 1, 1998, which were previously paid by the Company, offset by the elimination of an asset management fee which totaled $1,815,000 for the six months ended June 30, 1998 and $0 for the six months ended June 30, 1999.

Depreciation and Amortization. Depreciation and amortization increased $8,394,000, or 40%, to $29,312,000 for the six months ended June 30, 1999, from
$20,918,000 for the six months ended June 30, 1998. The increase is primarily due to depreciation and amortization associated with the 1998 Acquisitions and 1999 Acquisitions.

Interest Expense. Interest expense increased $14,106,000 or 75%, to $32,958,000 for the six months ended June 30, 1999, from $18,852,000 for the six months ended June 30, 1998. Substantially all of the increase was the result of higher average borrowings during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, due to new debt and the assumption of debt related to the 1998 Acquisitions and 1999 Acquisitions.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $303,000 during the six months ended June 30, 1999, consists of a $1,828,000 gain on the retirement of Senior Notes at a discount, offset by $2,026,000 of prepayment penalties and $105,000 for the write-off of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing (discussed below) and upon the sale of the properties securing the loans.

Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998.

Rental Revenues. Rental revenues increased $12,933,000, or 25%, to $64,552,000 for the three months ended June 30, 1999, from $51,619,000 for the three months ended June 30, 1998. The increase included growth in revenues from the industrial, office/flex and multifamily Properties of $1,276,000, $168,000, and $12,623,000, respectively. These increases were partially offset by decreases in revenue from the office, retail and hotel Properties of $161,000, $241,000 and $732,000, respectively. Excluding properties that have been sold, rental revenue for the three months ended June 30, 1999, included $5,630,000 generated from the 1996 Acquisitions, $21,951,000 generated from the 1997 Acquisitions, $33,084,000 generated from the 1998 Acquisitions and $743,000 generated from the 1999 Acquisitions. In addition, $3,144,000 of rental revenue was generated from 14 properties that were sold during the three months ended June 30, 1999.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Operating Partnership under property and asset management agreements. This revenue did not change significantly with a decrease of $16,000, or 2%, to $743,000 for the three months ended June 30, 1999, from $759,000 for the three months ended June 30, 1998.

Interest and Other Income. Interest and other income increased $1,532,000 to $1,778,000 for the six months ended June 30, 1999, from $246,000 for the six months ended June 30, 1998. The increase primarily consisted of interest income on a mortgage loan receivable secured by land located in Aurora, Colorado which originated on June 30, 1998, and interest earned on lender impound accounts, invested cash balances and notes receivable for tenant improvements.

Equity in Earnings (Loss) of Associated Companies. Equity in earnings (loss) of Associated Companies decreased $1,583,000, or 223%, to a loss of $874,000 for the three months ended June 30, 1999, from earnings of $709,000 for the three months ended June 30, 1998. The decrease is primarily due to a decrease in earnings from GC resulting from a provision to reduce the carrying value of management contracts with certain of the Managed Partnerships. This decrease is also due to a decrease in earnings from GHG resulting from the sales and pending sales of the Operating Partnership's hotel properties which resulted in the June 30, 1998, cancellation of GHG's hotel leases with the Operating Partnership.

Net Gain on Sales of Real Estate Assets. The net gain on sales of real estate assets of $5,742,000 during the three months ended June 30, 1999, resulted from the sales of five office properties, four office/flex properties, two industrial properties, one retail property, one multifamily property and one hotel property from the Operating Partnership's portfolio. The net gain on sales of rental properties of $693,000 during the three months ended June 30, 1998, resulted from the sales of one office/flex property and two hotel properties from the Operating Partnership's portfolio.

Property Operating Expenses. Property operating expenses increased $5,595,000, or 34%, to $21,860,000 for the three months ended June 30, 1999, from $16,265,000 for the three months ended June 30, 1998. This increase represents increases in property operating expenses attributable to the 1998 Acquisitions and the 1999 Acquisitions offset by decreases in property operating expenses due to the 1998 and 1999 sales of properties.

General and Administrative Expenses. General and administrative expenses did not change significantly with a decrease of $57,000, or 2%, to $2,545,000 for the three months ended June 30, 1999, from $2,602,000 for the three months ended June 30, 1998. However, as a percentage of rental revenue, general and administrative expenses decreased from 5% for the three months ended June 30, 1998, to 4% for the three months ended June 30, 1999.

Depreciation and Amortization. Depreciation and amortization increased $3,286,000, or 30%, to $14,220,000 for the three months ended June 30, 1999, from  $10,934,000  for the three  months  ended June 30,  1998.  The increase is primarily due to depreciation and amortization associated with the 1998 Acquisitions and 1999 Acquisitions.

Interest Expense. Interest expense increased $6,711,000, or 69%, to $16,418,000 for the three months ended June 30, 1999, from $9,707,000 for the three months ended June 30, 1998. Substantially all of the increase was the result of higher average borrowings during the three months ended June 30, 1999, as compared to the three months ended June 30, 1998, due to new debt and the assumption of debt related to the 1998 Acquisitions and 1999 Acquisitions.

Net Gain on Early Extinguishment of Debt. Net gain on early extinguishment of debt of $1,688,000 during the three months ended June 30, 1999, consists of a $1,828,000 gain on the retirement of Senior Notes at a discount, offset by a $35,000 prepayment penalty and $105,000 for the write-off of unamortized loan fees upon the early payoff of two mortgage loans. These loans were paid-off early with proceeds from the sales of properties.

Liquidity and Capital Resources

Cash Flows
For the six months ended June 30, 1999, cash provided by operating activities increased by $3,663,000 to $49,921,000 as compared to $46,258,000 for the same period in 1998. The increase is primarily due to an increase in net income (before depreciation and amortization, minority interest, net gain on sales of real estate assets and loss on early extinguishment of debt) of $7,589,000 due to the 1998 Acquisitions and 1999 Acquisitions. Cash from investing activities increased by $682,298,000 to $79,976,000 of cash provided by investing activities for the six months ended June 30, 1999, as compared to $602,322,000 of cash used for investing activities for the same period in 1998. The increase is primarily due to an decrease in property acquisitions in 1999 as compared to the same period in 1998. During the six months ended June 30, 1998, the Operating Partnership acquired 58 properties as compared to two properties during the six months ended June 30, 1999. This decrease is partially offset by an increase in proceeds from sales of properties during 1999. Cash from financing activities decreased by $691,016,000 to $132,051,000 of cash used for financing activities for the six months ended June 30, 1999, as compared to $558,965,000 of cash provided by financing activities for the same period in 1998. This change was primarily due to a decrease in proceeds from new debt and a decrease in contributions from the Company of net proceeds from the issuance of stock. In 1998, the Company completed an offering of Preferred Stock and contributed the net proceeds to the Operating Partnership; there have been no offerings in 1999. In addition, in 1998, the Operating Partnership issued $150,000,000 of unsecured Series A Senior Notes.

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

Mortgage Loans Receivable
Mortgage loans receivable increased from $42,420,000 at December 31, 1998, to $43,982,000 at June 30, 1999. This increase was primarily due to accrued interest on a loan made by the Operating Partnership under a development alliance.

Secured and Unsecured Financing
Mortgage loans payable decreased from $708,578,000 at December 31, 1998, to $692,384,000 at June 30, 1999. This decrease resulted from the payoff of approximately $51.6 million of mortgage loans in connection with 1999 sales of properties and refinancing of debt, and scheduled principal payments of approximately $4.7 million. This decrease is partially offset by the assumption of a $14.1 million mortgage loan in connection with a 1999 Acquisition and new financing of $26 million (as discussed below).

In March 1999, the Operating Partnership obtained a $26 million loan from a commercial bank. The loan was non-recourse and was secured by seven properties and had a maturity date of December 22, 1999, with an option to extend for six months. The proceeds were used to pay off a loan which was previously secured by these same properties and to reduce other debt. This loan was paid off in June 1999, with proceeds from the sales of four properties.

In June 1999, the Operating Partnership retired $17,110,000 of the Series A Senior Notes at a discount, which resulted in a gain on early extinguishment of debt of approximately $1,828,000.

The Operating Partnership has an unsecured line of credit provided by a commercial bank (the "Credit Facility"). Outstanding borrowings under the Credit Facility decreased from $63,519,000 at December 31, 1998, to $21,247,000 at June 30, 1999, due to pay downs from proceeds from the sales of properties and refinancing of a mortgage loan.

At June 30, 1999, the Operating Partnership's total indebtedness included fixed-rate debt of $694,661,000 and floating-rate indebtedness of $151,860,000. Approximately 64% of the Operating Partnership's total assets, comprising 101 properties, is encumbered by debt at June 30, 1999.

It is the Operating Partnership's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At June 30, 1999, approximately 18% of the Operating Partnership's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. The Operating Partnership may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Operating Partnership's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At June 30, 1999, the Operating Partnership was not a party to any open interest rate protection agreements.

Equity and Debt Offerings
In January 1999, the Operating Partnership and the Company filed a shelf registration statement with the SEC (the "January 1999 Shelf Registration Statement") to register $300 million of debt securities of the Operating
Partnership and to carry forward the remaining $801.2 million in equity securities of the Company from a November 1997 shelf registration statement (declared effective by the SEC on December 18, 1997). The January 1999 Shelf Registration Statement was declared effective by the SEC on January 25, 1999. Therefore, the Operating Partnership and the Company have the capacity pursuant to the January 1999 Shelf Registration Statement to issue up to $300 million in debt securities and $801.2 million in equity securities, respectively. The Operating Partnership and the Company currently have no plans to issue equity or debt under these shelf registrations.

Development Alliances
The Operating Partnership has formed 4 development alliances for the development of approximately 713,000 square feet of office, office/flex and distribution properties and 1,710 multifamily units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of June 30, 1999, the Operating Partnership has advanced approximately $39 million. Under these development alliances, the Operating Partnership has certain rights to purchase the properties upon completion of development over the next five years. In addition, the Operating Partnership has loaned approximately $36.7 million (including accrued interest) under another development alliance to continue the build-out of a 1,200 acre master-planned development in Denver, Colorado.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Blumberg. On July 24, 1999, the Supreme Court of the United States, denied a petition for a writ of certiorari to review the Company's settlement of a class action complaint originally filed on February 21, 1995 in connection with the Consolidation. No further appeals are possible in this case, and the settlement amount has been paid in full. Under the settlement, the Company agreed to pay $855,000 to settle certain claims by Anthony E. Blumberg, and others (the "Blumberg Action"), that the Company and others had, among other things, breached their fiduciary duty and duty of good faith and fair dealing to investors in the Partnerships involved in the Consolidation. Certain parties objected to the settlement, but the settlement was approved (or review denied) by the Superior Court of the State of California in and for San Mateo County, the California state court of appeals, the California Supreme Court and the Supreme Court of the United States.

BEJ Equity Partners. On December 1, 1995, a second class action complaint relating to the Consolidation was filed in Federal District Court for the Northern District of California (the "BEJ Action"). The plaintiffs in the BEJ Action voluntarily stayed the action pending resolution of the Blumberg Action.

The plaintiffs in the BEJ Action are BEJ Equity Partners and others, who as a group held limited partner interests in certain of the Partnerships included in the Consolidation, on behalf of themselves and all others similarly situated. The defendants are the Company and other Glenborough entities involved in the Consolidation, as well as Robert Batinovich and Andrew Batinovich. The Partnerships are named as nominal defendants.

This action alleges certain disclosure violations and substantially the same breaches of fiduciary duty as were alleged in the Blumberg Action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17, 1996 hearing in the Blumberg Action. Following several stipulated extensions of time for the Company to respond to the complaint, the Company filed a motion to dismiss the case. Plaintiffs in the BEJ Action voluntarily stayed the action pending resolution of the Blumberg Action; such plaintiffs can revive their lawsuit.

It is management's position that the BEJ Action is without merit, and management intends to pursue a vigorous defense. However, given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcome in the BEJ Action will be in the Company's favor.

Certain other claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such other claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 30, 1999.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          The Exhibit Index attached hereto is hereby incorporated by reference to this item.

     (b)  Reports on Form 8-K:

          On April 22, 1999, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended March 31, 1999.

          On July 28, 1999, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended June 30, 1999.

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


                          GLENBOROUGH PROPERTIES, L.P.,
                        a California Limited Partnership




                   By: Glenborough Realty Trust Incorporated,
                               its General Partner


      Date: August 13, 1999                    /s/ Andrew Batinovich
                                               ---------------------
                                               Andrew Batinovich
                                               Director, President
                                               and Chief Operating Officer
                                               (Principal Operating Officer)





      Date: August 13, 1999                    /s/ Stephen Saul
                                               ----------------
                                               Stephen Saul
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)





      Date: August 13, 1999                    /s/ Terri Garnick
                                               -----------------
                                               Terri Garnick
                                               Senior Vice President,
                                               Chief Accounting Officer,
                                               Treasurer
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.    Exhibit Title

12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Partner Interest Distributions.

27.1           Financial Data Schedule.


Exhibit 12.1

GLENBOROUGH PROPERTIES, L.P.
Computation of Ratio of Earnings to Fixed Charges
and Ratio of Earnings to Fixed Charges and Preferred Partner Interest Distributions
For the five years ended December 31, 1998
and the three months ended March 31, 1999 and June 30, 1999
(in thousands)

                                       GRT Predecessor
                                          Entities,
                                          Combined                           The Operating Partnership
                                     -------------------   -------------------------------------------------------------
                                                                                         Three Months Three Months
                                                                                           Ended         Ended    Year To
                                                    Year Ended December 31,               March 31,    June 30,     Date
                                     ---------------------------------------------------  ---------   ---------  ---------
                                        1994      1995       1996       1997      1998       1999        1999       1999
                                     ---------  --------  ----------  --------  --------  ---------   ---------  ---------
EARNINGS, AS DEFINED

Net Income (Loss) before Preferred
 Partner Interest Distributions(2)   $  1,580   $   524   $  (1,901)  $17,727  $  46,136  $ 11,252   $  18,586   $  29,838
Extraordinary items                        --        --         186       843      1,400     1,991      (1,688)        303
Federal & State income taxes              176       357          --        --         --        --          --          --
Minority Interest                          43        --          --        --         --        --          --          --
Fixed Charges                           1,140     2,129       3,913     9,668     53,289    16,540      16,418      32,958
                                     ---------  --------  ----------  --------  --------  ---------   ---------  ---------
                                     $  2,939   $ 3,010   $   2,198   $28,238  $ 100,825  $ 29,783   $  33,316   $  63,099
                                     ---------  --------  ----------  --------  --------  ---------   ---------  ---------

FIXED CHARGES AND PREFERRED PARTNER
   INTEREST DISTRIBUTIONS, AS DEFINED

Interest Expense                     $  1,140   $ 2,129   $   3,913   $ 9,668  $  53,289  $ 16,540   $  16,418   $  32,958
Capitalized Interest                       --        --          --        --      1,108       643         687       1,330
Preferred Partner Interest
  Distributions                            --        --          --        --     20,620     5,570       5,570      11,140
                                     ---------  --------  ----------  --------  --------  ---------   ---------  ---------
                                     $  1,140   $ 2,129   $   3,913   $ 9,668  $  75,017  $ 22,753   $  22,675   $  45,428

RATIO OF EARNINGS TO FIXED
  CHARGES(3)                             2.58      1.41        0.56(1)   2.92       1.85      1.73        1.95        1.84
                                     ---------  --------  ----------  --------  --------  ---------   ---------  ---------

RATIO OF EARNINGS TO FIXED
  CHARGES AND PREFERRED PARTNER
  INTEREST DISTRIBUTIONS(3)              2.58      1.41        0.56(1)   2.92       1.34      1.31        1.47        1.39
                                     ---------  --------  ----------  --------  --------  ---------   ---------  ---------

(1) For the twelve months ended December 31, 1996, earnings were insufficient to cover fixed charges by $1,715.
(2) Net Income (Loss) before Preferred Partner Interest Distributions includes depreciation and amortization expense as a deduction.
(3)Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Partner Interest Distributions includes depreciation and amortization expense as a deduction from earnings.