Form 10-Q
period 1999-09-30
GLENBOROUGH PROPERTIES L P
filed 1999-11-15
CIK 1039223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

              Securities registered under Section 12(g) of the Act:

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
               Consolidated   Balance   Sheet   at
               December 31, 1998):

                    Consolidated Balance Sheets at
                    September    30,    1999   and
                    December 31, 1998                                3

                    Consolidated   Statements   of
                    Operations for the nine months
                    ended  September  30, 1999 and
                    1998                                             4

                    Consolidated   Statements   of
                    Operations   for   the   three
                    months  ended   September  30,
                    1999 and 1998                                    5

                    Consolidated    Statement   of
                    Partners'Equity  for the  nine
                    months  ended   September  30,
                    1999                                             6

                    Consolidated   Statements   of
                    Cash Flows for the nine months
                    ended  September  30, 1999 and
                    1998                                            7-8

                    Notes     to      Consolidated
                    Financial Statements                            9-20

Item 2.        Management's     Discussion     and
               Analysis of Financial Condition and
               Results of Operations                               21-28

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                    29

Item 4.        Submission  of Matters to a Vote of
               Security Holders                                     29

Item 6.        Exhibits and Reports on Form 8-K                     29

SIGNATURES                                                          30

EXHIBIT INDEX                                                       31

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                                              GLENBOROUGH PROPERTIES, L.P.
                                              CONSOLIDATED BALANCE SHEETS
                                          (in thousands, except share amounts)

                                                                                September 30,             December 31,
                                                                                     1999                     1998
                                                                                 (Unaudited)               (Audited)
                                                                               -----------------        -----------------

ASSETS
     Rental property, net of accumulated depreciation of
       $100,700 and $72,951 in 1999 and 1998, respectively                      $    1,637,991          $     1,720,579
     Real estate held for sale                                                          18,507                   21,860
     Investments in Development                                                         42,263                   35,131
     Investments in Associated Companies                                                 9,586                    8,807
     Mortgage loans receivable                                                          43,003                   42,420
     Cash and cash equivalents                                                           3,182                    4,019
     Other assets                                                                       64,435                   45,437
                                                                               -----------------        -----------------

         TOTAL ASSETS                                                           $    1,818,967          $     1,878,253
                                                                               =================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                                             $      694,288          $       708,578
     Unsecured Series A Senior Notes                                                   124,140                  150,000
     Unsecured bank line                                                                83,207                   63,519
     Other liabilities                                                                  28,650                   28,921
                                                                               -----------------        -----------------
       Total liabilities                                                               930,285                  951,018
                                                                               -----------------        -----------------

Commitments and contingencies                                                                --                        --

Partners' Equity:
     General partner, 347,894 and 359,090 units issued
       and outstanding at September 30, 1999 and
       December 31, 1998, respectively                                                   8,513                    9,066
     Limited partners, 34,441,478 and 35,549,914 units issued and outstanding at September 30, 1999 and December 31, 1998,
       respectively                                                                    880,169                  918,169
                                                                               -----------------        -----------------
       Total partners' equity                                                          888,682                  927,235
                                                                               -----------------        -----------------

           TOTAL LIABILITIES AND PARTNERS'
              EQUITY                                                            $    1,818,967          $     1,878,253
                                                                               =================        =================

                              See accompanying notes to consolidated financial statements




                                              GLENBOROUGH PROPERTIES, L.P.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the nine months ended September 30, 1999 and 1998
                                         (in thousands, except per unit amounts)
                                                       (Unaudited)

                                                                                1999                        1998
                                                                           ---------------             ---------------
REVENUE
     Rental revenue                                                        $     192,127               $     162,903
     Fees and reimbursements from affiliates                                       2,492                       2,452
     Interest and other income                                                     5,216                       1,969
     Equity in earnings of Associated Companies                                    1,212                       1,690
     Net gain on sales of real estate assets                                       6,722                       1,889
                                                                           ---------------             ---------------
       Total revenue                                                             207,769                     170,903
                                                                           ---------------             ---------------

EXPENSES
     Property operating expenses, including $1,347 paid to
       the Company in 1998                                                        66,006                      54,382
     General and administrative, including $1,815 paid to the
       Company in 1998                                                             7,040                       7,835
     Depreciation and amortization                                                43,578                      35,227
     Interest expense                                                             48,678                      35,916
                                                                           ---------------             ---------------
       Total expenses                                                            165,302                     133,360
                                                                           ---------------             ---------------

   Net income before extraordinary item                                           42,467                      37,543
Extraordinary item:
Net gain on early extinguishment of debt                                             437                          --
                                                                           ---------------             ---------------
Net income                                                                        42,904                      37,543
Preferred partner interest distributions                                         (16,710)                    (15,050)
                                                                           ---------------             ---------------
Net income available to general and limited partners                       $      26,194               $      22,493
                                                                           ===============             ===============


Per Partnership Unit Data:
Net income available to general and limited partners before
     extraordinary item                                                    $        0.72               $        0.65
Extraordinary item                                                                  0.01                          --
                                                                           ===============             ===============
Net income available to general and limited partners                       $        0.73               $        0.65
                                                                           ===============             ===============
Weighted average number of partnership units outstanding                      35,668,179                  34,651,712
                                                                           ===============             ===============

                               See accompanying notes to consolidated financial statements



                                              GLENBOROUGH PROPERTIES, L.P.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the three months ended September 30, 1999 and 1998
                                         (in thousands, except per unit amounts)
                                                       (Unaudited)

                                                                                1999                        1998
                                                                           ---------------             ---------------

REVENUE
     Rental revenue                                                        $      62,934               $      65,321
     Fees and reimbursements from affiliates                                         618                       1,220
     Interest and other income                                                     1,779                       1,416
     Equity in earnings of Associated Companies                                    1,777                         629
     Net loss on sales of real estate assets                                        (371)                       (250)
                                                                           ---------------             ---------------
       Total revenue                                                              66,737                      68,336
                                                                           ---------------             ---------------

EXPENSES
     Property operating expenses                                                  22,145                      22,446
     General and administrative                                                    2,280                       3,367
     Depreciation and amortization                                                14,266                      14,309
     Interest expense                                                             15,720                      17,064
                                                                           ---------------             ---------------
       Total expenses                                                             54,411                      57,186
                                                                           ---------------             ---------------

   Net income before extraordinary item                                           12,326                      11,150
Extraordinary item:
Net gain on early extinguishment of debt                                             740                          --
                                                                           ---------------             ---------------
Net income                                                                        13,066                      11,150
Preferred partner interest distributions                                          (5,570)                     (5,570)
                                                                           ---------------             ---------------
Net income available to general and limited partners                       $       7,496               $       5,580
                                                                           ===============             ===============


Per Partnership Unit Data:
Net income available to general and limited partners before
     extraordinary item                                                    $        0.19               $        0.16
Extraordinary item                                                                  0.02                          --
                                                                           ===============             ===============
Net income available to general and limited partners                       $        0.21               $        0.16
                                                                           ===============             ===============
Weighted average number of partnership units outstanding                      35,188,560                  35,868,546
                                                                           ===============             ===============

                              See accompanying notes to consolidated financial statements



                                              GLENBOROUGH PROPERTIES, L.P.
                                       CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                      For the nine months ended September 30, 1999
                                                     (in thousands)
                                                       (Unaudited)



                                                          General            Limited Partners
                                                          Partner                                        Total
                                                     -------------------    -------------------    ------------------

Balance at December 31, 1998                             $   9,066            $     918,169            $   927,235

Issuance of Operating Partnership units
    and additional contributions                                30                    3,005                  3,035

Distributions                                                 (619)                 (61,331)               (61,950)

Redemption of units                                           (226)                 (22,350)               (22,576)

Unrealized gain on marketable securities                        --                       34                     34

Net income                                                     262                   42,642                 42,904
                                                     -------------------    -------------------    ------------------

Balance at September 30, 1999                            $   8,513            $     880,169            $   888,682
                                                     ===================    ===================    ==================

                              See accompanying notes to consolidated financial statements



                                          GLENBOROUGH PROPERTIES, L.P.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the nine months ended September 30, 1999 and 1998
                                                 (in thousands)
                                                   (Unaudited)


                                                                            1999                        1998
                                                                       ---------------             ---------------

Cash flows from operating activities:
     Net income                                                        $       42,904              $       37,543
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                                         43,578                      35,227
         Amortization of loan fees, included in
           interest expense                                                     1,470                         998
         Equity in earnings of Associated Companies                            (1,212)                     (1,690)
         Net gain on sales of real estate assets                               (6,722)                     (1,889)
         Net gain on early extinguishment of debt                                (437)                         --
         Changes in certain assets and liabilities, net                       (10,313)                      6,753
                                                                       ---------------             ---------------

           Net cash provided by operating activities                           69,268                      76,942
                                                                       ---------------             ---------------

Cash flows from investing activities:
     Net proceeds from sales of real estate assets                            111,490                      39,247
     Additions to rental properties                                           (39,857)                   (589,480)
     Investments in Development                                                (7,132)                    (23,856)
     Investment in Joint Ventures                                              (3,301)                         --
     Additions to mortgage loans receivable                                      (583)                    (37,397)
     Investments in marketable securities                                          --                     (24,087)
     Principal receipts on mortgage loans receivable                               --                         507
     Payments from affiliates                                                     400                          --
     Distributions from Associated Companies                                      433                       1,200
                                                                       ---------------             ---------------

           Net cash provided by (used for) investing
                activities                                                     61,450                    (633,866)
                                                                       ---------------             ---------------

                              See accompanying notes to consolidated financial statements







                                    continued




                                         GLENBOROUGH PROPERTIES, L.P.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS -continued
                             For the nine months ended September 30, 1999 and 1998
                                                (in thousands)
                                                  (Unaudited)

                                                                            1999                      1998
                                                                       ---------------            --------------

Cash flows from financing activities:
     Proceeds from borrowings                                          $     256,240              $     425,350
     Repayment of borrowings                                                (280,116)                  (227,281)
     Proceeds from issuance of Series A Senior Notes                              --                    150,000
     Retirement of Series A Senior Notes (less gain on
         retirement of $2,568 in 1999)                                       (23,292)                        --
     Draws from (payments into) lender impound accounts, net                    (870)                   (10,001)
       Prepayment penalties on loan payoffs                                   (2,026)                        --
     Contributions                                                             3,035                    278,109
     Distributions                                                           (61,950)                   (55,679)
     Redemption of units                                                     (22,576)                        --
                                                                       ---------------            --------------

         Net cash (used for) provided by financing
             activities                                                     (131,555)                   560,498
                                                                       ---------------            --------------

Net (decrease) increase in cash and cash equivalents                            (837)                     3,574

Cash and cash equivalents at beginning of period                               4,019                      3,670
                                                                       ---------------            --------------

Cash and cash equivalents at end of period                             $       3,182              $       7,244
                                                                       ===============            ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest (net of capitalized interest of
         $2,077 and $724 in 1999 and 1998, respectively)               $      48,560              $      30,691
                                                                       ===============            ==============

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:
     Acquisition of real estate through assumption of first
         trust deed notes payable                                      $      29,275              $     358,876
                                                                       ===============            ==============

     Acquisition of real estate through issuance of
         Operating Partnership units                                   $          --              $      52,621
                                                                       ===============            ==============

                              See accompanying notes to consolidated financial statements

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1999




Note 1.      ORGANIZATION

Glenborough Properties, L.P., a California Limited Partnership (the "Operating Partnership") was organized in the State of California on August 23, 1995. The Operating Partnership is the primary operating subsidiary of Glenborough Realty Trust Incorporated (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which eight public limited partnerships (the "Partnerships," collectively with Glenborough Corporation (defined below), the "GRT Predecessor Entities"), merged with and into the Company. The Company
(i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock to the Partnerships in exchange for 3,979,376 Operating Partnership units; and (ii) merged with Glenborough Corporation, a California Corporation, with the Company being the surviving entity. The Company then transferred certain real estate and related assets to the Operating Partnership in exchange for a sole general partner interest of 1% and a limited partnership interest of 85.37% (87.04% limited partnership interest as of September 30, 1999). The Operating Partnership also acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). The Operating Partnership commenced operations on January 1, 1996.

The Operating Partnership, directly and through subsidiary entities, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of September 30, 1999, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 167 real estate projects, including office, office/flex, industrial, multifamily, retail and hotel properties. The portfolio encompasses approximately 23 million square feet in 22 states.

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

As discussed above, prior to September 30, 1999, the Operating Partnership held 100% of the non-voting preferred stock of the following associated companies (the "Associated Companies"):

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

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1999

     Corporation, an unaffiliated corporation which has significant real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships").

     Glenborough Hotel Group ("GHG") owns an approximate 36% limited partner interest in a real estate joint venture.

Effective September 30, 1999, GHG merged with GC. In the merger, the Operating Partnership received preferred stock of GC in exchange for its preferred stock of GHG.

Following the merger, the Operating Partnership owns 100% of the 47,500 shares (representing 95% of total outstanding shares) of non-voting preferred stock of GC. Six individuals, including Sandra Boyle, Frank Austin and Terri Garnick, executive officers of the Company, own the 2,500 shares (representing 5% of total outstanding shares) of voting common stock of GC.

The Operating Partnership, through its ownership of preferred stock of GC, is entitled to receive cumulative, preferred annual dividends of $1.896 per share, which GC must pay before it pays any dividends with respect to the common stock of GC. Once GC pays the required cumulative preferred dividend, it will pay any additional dividends in equal amounts per share on both the preferred stock and the common stock at 95% and 5%, respectively. Through the preferred stock, the Operating Partnership is also entitled to receive a preferred liquidation value of $169.49 per share plus all cumulative and unpaid dividends. The preferred stock is subject to redemption at the option of GC after December 31, 2005, for a redemption price of $169.49 per share. As the holder of preferred stock of GC, the Operating Partnership has no voting power with respect to the election of the directors of GC; all power to elect directors of GC is held by the owners of the common stock of GC.

This structure is intended to provide the Operating Partnership with a significant portion of the economic benefits of the operations of GC. The Operating Partnership will account for the financial results of GC using the equity method.

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Operating Partnership as of September 30, 1999, and December 31, 1998, and the consolidated results of operations and cash flows of the Operating Partnership for the nine months ended September 30, 1999 and 1998. All intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Operating Partnership as of September 30, 1999, and for the period then ended.

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

New Accounting Pronouncements
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1999

which, among other things, deferred the final implementation to fiscal years beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Management is evaluating the effects, if any, that this pronouncement will have on the Operating Partnership's consolidated financial position, results of operations and financial statement position.

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

Investments in Associated Companies
The Operating Partnership's investments in Associated Companies are accounted for using the equity method, as discussed further in Note 4.

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

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1999

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

At September 30, 1999, the Operating Partnership was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in August 1999 and discussed in Note 7 below.

Deferred Financing and Other Fees
Fees  paid in  connection  with  the  financing  and  leasing  of the  Operating
Partnership's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the nine months ended September 30, 1999 and 1998, no tenants represented 10% or more of rental revenue of the Operating Partnership.

Fees and reimbursement revenue consists of property management fees, overhead administration fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate for unconsolidated affiliates.

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

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1999

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

Note 3.   RENTAL PROPERTY

Acquisitions
In the third quarter of 1999, the Operating Partnership acquired all of the real estate assets of Prudential-Bache/Equitec Real Estate Partnership, a California limited partnership (the "Pru Bache Portfolio") in which the managing general partner is Prudential-Bache Properties, Inc., and in which GC and Robert Batinovich, Chief Executive Officer of the Company, have served as co-general partners since March 1994. Neither GC nor Robert Batinovich held a material equity or economic interest in the Pru-Bache Portfolio. The acquisition was unanimously approved by the Company's independent directors, with Robert Batinovich and Andrew Batinovich abstaining. The total acquisition cost, including third party expenditures incurred for the purpose of the transaction, was approximately $49.1 million, which consisted of (i) approximately $15.2 million of assumed debt and (ii) the balance in cash, including approximately $21.4 million of proceeds from the sales of real estate assets and an $11.2 million advance under the Credit Facility. The Pru-Bache Portfolio consists of four office buildings and one office/flex property, aggregating 550,592 total square feet and located in Rockville, Maryland, Memphis, Tennessee, Sacramento, California and Seattle, Washington.

In the second quarter of 1999, the Operating Partnership expanded its existing holdings near Los Angeles International Airport by purchasing a 41,709 square foot industrial building which is the second phase of the project purchased in the first quarter (see below). This second phase has been leased on a long term triple net basis to the tenant currently occupying phase one of the project. The total acquisition cost, including third party expenditures incurred for the purpose of the transaction, was approximately $5.6 million.

In the first quarter of 1999, the Operating Partnership acquired a 285 unit multifamily property ("Springs of Indian Creek") located in Carrolton, Texas. The property is the first phase of a two-phase project comprising a total of 519 units. The 234 unit second phase of the project is currently under construction through one of the Operating Partnership's development alliances and is expected to be completed in the first quarter of the year 2000. The total acquisition cost, including third party expenditures incurred for the purpose of the transaction, was approximately $20.8 million comprising: (i) approximately $14.1 million in assumption of debt and (ii) the balance in cash. In addition, the Operating Partnership acquired a 1.45-acre parcel containing 34,500 square feet of industrial buildings in Los Angeles, California, near the Los Angeles International Airport. This property is the first phase of a two-phase project. The total acquisition cost, including third party expenditures incurred for the purpose of the transaction, was approximately $3.1 million, which was paid entirely in cash. The property has been leased to a single tenant under a 15-year triple-net lease.

Dispositions
In the third quarter of 1999, the Operating Partnership sold five properties, including two office, two office/flex and one hotel. The assets were sold for an aggregate sales price of approximately $19,865,000 and generated an aggregate net gain of approximately $1,229,000. This gain was offset by a $1,600,000 reduction in the sale price of a hotel sold in June 1998 (see Note 5 for further discussion), resulting in an aggregate net loss for the quarter of $371,000.

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1999

In the second quarter of 1999, the Operating Partnership sold fourteen properties, including five office, four office/flex, one retail, two industrial, one multifamily and one hotel. The assets were sold for an aggregate sales price of approximately $109,135,000 and generated an aggregate net gain of approximately $5,742,000.

In the first quarter of 1999, the Operating Partnership sold seven properties, including five office/flex properties and two retail properties, and a partial interest in a REIT. These assets were sold for an aggregate sales price of approximately $27.3 million and generated an aggregate net gain of approximately $1,351,000.

These transactions are reflected as the net gain on sales of real estate assets on the accompanying consolidated statement of operations for the nine months ended September 30, 1999.

Prospective Dispositions
The Operating Partnership has entered into separate definitive agreements to sell six properties, including two office properties, two office/flex properties and two industrial properties. The sales are expected to close in the fourth quarter of 1999 and the first quarter of 2000 for an aggregate sales price of approximately $22.7 million, however, they are subject to certain contingencies, including satisfactory completion of due diligence and customary closing conditions. As a result, there can be no assurance that these sales will be completed. These properties are reflected as Real Estate Held For Sale on the accompanying consolidated balance sheet as of September 30, 1999. See Note 11 for discussion of sales subsequent to September 30, 1999.

Note 4.   INVESTMENTS IN ASSOCIATED COMPANIES

The Operating  Partnership accounts for its investment in GC (as defined in Note
1) using the equity method as a substantial portion of its economic benefits flow to the Operating Partnership by virtue of its 100% non-voting preferred stock interest in GC, which interest constitutes substantially all of GC's capitalization. Three of the holders of the voting common stock of GC are officers of the Company; however, the Operating Partnership has no direct voting or management control of GC. The Operating Partnership records earnings on its investment in GC equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from GC are recorded as a reduction of the Operating Partnership's investment.

As of September 30, 1999 and 1998, the Operating Partnership had the following investments in the Associated Companies (in thousands):

                                            GC (1)
Investment at December 31, 1998         $   8,807
Distributions                                (433)
Equity in earnings                          1,212
Investment at September 30, 1999        $   9,586

                                            GC             GHG           Total
Investment at December 31, 1997         $   8,519      $   2,429      $  10,948
Distributions                              (1,005)          (195)        (1,200)
Equity in earnings (loss)                   1,889           (199)         1,690
Investment at September 30, 1998        $   9,403      $   2,035      $  11,438

(1) All amounts presented for GC represent combined amounts for GC and GHG due to the September 30, 1999 merger, as previously discussed in Note 1.

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1999

Note 5.   MORTGAGE LOANS RECEIVABLE

The Operating Partnership's mortgage loans receivable consist of the following as of September 30, 1999, and December 31, 1998 (dollars in thousands):

                                                        1999           1998
                                                     ---------      ----------

Note secured by an office property in Phoenix, AZ,
with a fixed  interest  rate of 7% (until  May 31,
2000,  at which  time the rate  shall  change to a
fixed rate of 9%) and a maturity  date of May 2001    $ 3,728         $ 3,484

Note  secured by a hotel  property in Dallas,  TX,
with  a  fixed   interest  rate  of  9%,   monthly
interest-only  payments  and a  maturity  date  of
March 2000. The principal  amount of this loan was
reduced in September  1999.  See below for further
discussion.                                             2,000           3,600

Note  secured  by  Gateway  Park land  located  in
Aurora,  CO, with a stated fixed  interest rate of
13%,  quarterly   interest-only   payments  and  a
maturity  date of July 2005 (see below for further
discussion)                                            37,275           35,336
                                                     ---------        ---------
Total                                                $ 43,003         $ 42,420
                                                     =========        =========

In 1998, the Operating Partnership entered into a development alliance with The Pauls Corporation (see Note 6). In addition to this development alliance, the Operating Partnership loaned approximately $34 million ($37.3 million, including accrued interest, at September 30, 1999), secured by a First Mortgage, to continue the build-out of Gateway Park. In this arrangement, the Operating Partnership has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Operating Partnership could acquire up to
2.2 million square feet of office, office/flex and industrial space and 1,600 multifamily units over the next ten years.

In June 1998, the Operating Partnership sold a hotel property in Dallas, Texas, to a third party for a sale price of $4.2 million, of which $3.6 million was represented by a note receivable secured by the hotel property. In September 1999, the loan agreement was modified to reduce the sale price of the hotel by $1.6 million and, thus, the principal amount of the note receivable was also reduced by $1.6 million. In addition, the maturity date of the note was extended to March 2000. This reduction in the sale price of the hotel was recorded as a loss on sale of the property and is included in the $371,000 net loss on sales of real estate assets on the accompanying consolidated statement of operations for the three months ended September 30, 1999.

Note 6.   INVESTMENTS IN DEVELOPMENT AND OTHER ASSETS

The Operating Partnership has formed 4 development alliances for the development of approximately 713,000 square feet of office, office/flex and distribution properties and 1,710 multifamily units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of September 30, 1999, the Operating Partnership has advanced approximately $42 million. Under these development alliances, the Operating Partnership has certain rights to purchase the properties upon completion of development over the next five years.

In June 1999, the Operating Partnership entered into a joint venture in which it sold a 90% interest in Rockwall I & II, a 340,252 square foot office complex located in Rockville, Maryland. The Operating Partnership maintains a 10% interest in the asset along with a contract for property management and asset management services under which the Operating Partnership is entitled to receive property management fees of 3% of cash receipts and an annual asset management fee of $350,000. The proceeds from the sale were used to paydown the Credit Facility (discussed below) and to reduce other secured debt. The value of this 10% interest is approximately $1.3 million and is included in Other Assets on the accompanying consolidated balance sheet as of September 30, 1999. This investment is accounted for using the equity method.

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1999

In April 1999, the Operating Partnership also purchased a 10% interest in a joint venture holding the fee simple title to the land under Rincon Center I & II in San Francisco, California. The land was purchased from the United States Post Office for a purchase price of $80.5 million. The land has a triple net ground lease with a remaining term of 51 years with minimum 30% rental increases every six years. Occupying a full city block near the waterfront in the Financial District, Rincon Center I & II contains 476,709 square feet of commercial office and retail space, 320 multifamily units and 381 subterranean parking spaces. The value of this 10% interest is approximately $2 million and is included in Other Assets on the accompanying consolidated balance sheet as of September 30, 1999. This investment is accounted for using the equity method. In October 1999, the joint venture acquired Rincon Center I & II. See Note 11 for further discussion.

Note 7.   SECURED AND UNSECURED LIABILITIES

The Operating Partnership had the following mortgage loans, bank lines, unsecured notes and notes payable outstanding as of September 30, 1999, and December 31, 1998 (dollars in thousands):

                                                          1999         1998

Secured  loans  with  various   lenders,   net  of
unamortized  discount  of  $5,671  and  $6,140  at
September   30,  1999  and   December   31,  1998,
respectively. All loans have a fixed interest rate
of 6.125% and a November 10, 2008  maturity  date.
Monthly  principal  and  interest  payments  range
between $296 and $458.  These loans are secured by
35 properties with an aggregate net carrying value
of $402,418 and $408,439 at September 30, 1999 and
December  31,  1998,  respectively.                    $ 233,322      $234,871

Secured loan with an investment  bank with a fixed
interest  rate of  7.57%  and a  maturity  date of
January 1,  2006.  This loan was paid off in March
1999 with the  proceeds  from a $26  million  loan
discussed below.                                              --        13,220

Secured  loans  with  various   lenders,   bearing
interest  at fixed rates  between  6.95% and 9.25%
(approximately  $52,824 of these loans  include an
unamortized  premium of  approximately  $366 which
reduces  the  effective  interest  rate  on  those
instruments to 6.75%),  with monthly principal and
interest payments ranging between $11 and $443 and
maturing  at various  dates  through  December  1,
2030.  These loans are secured by properties  with
an aggregate  net  carrying  value of $549,627 and
$576,633 at  September  30, 1999 and  December 31,
1998, respectively.                                      324,841       335,257

Secured loans with various banks bearing  interest
at variable rates ranging  between 6.20% and 8.25%
at  September  30,  1999,  monthly  principal  and
interest payments ranging between $16 and $500 and
maturing at various dates through August 30, 2004.
These  loans are  secured  by  properties  with an
aggregate  net  carrying  value  of  $210,007  and
$179,438 at  September  30, 1999 and  December 31,
1998, respectively.                                     $ 136,125    $ 125,230

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1999

                                                           1999         1998
Unsecured  $142,500  line  of  credit  with a bank
("Credit  Facility") with a variable interest rate
of  LIBOR  plus  1.625%   (6.960%  and  7.401%  at
September   30,  1999  and   December   31,  1998,
respectively),  monthly interest only payments and
a maturity  date of December  22,  2000,  with one
option to extend for 10 years.                             83,207       63,519

Unsecured  Series  A  Senior  Notes  with a  fixed
interest   rate  of   7.625%,   interest   payable
semiannually  on March 15 and  September 15, and a
maturity  date of March  15,  2005.  Approximately
$25.9 million of the notes were retired in 1999 as
discussed below.                                          124,140      150,000

Total                                                  $  901,635    $ 922,097

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

In August 1999, the Operating Partnership closed a $97.6 million secured financing with Key Bank/FNMA. The proceeds from this financing, combined with proceeds from a new $7.2 million mortgage and a draw on the Credit Facility, were used to retire a $113.2 million mortgage which would have matured in December of 1999. The new financing is a revolving line of credit maturing in five years with a five-year extension option, and bears interest at a floating rate equal to 75 basis points over the rate for 90-day mortgage backed securities credit-enhanced by FNMA. The current interest rate on this loan is 6.2%.

In connection with the Key Bank/FNMA secured financing, the Operating Partnership entered into an interest rate cap agreement to hedge increases in interest rates above a specified level of 11.21%. The agreement is for a term concurrent with the Key Bank/FNMA instrument, is indexed to a 90-day LIBOR rate, and is for a notional amount equal to the maximum amount available on the Key Bank/FNMA loan. As of September 30, 1999, the 90-day LIBOR rate was 6.084%. The Operating Partnership paid a premium of approximately $434,000 at the inception of the cap agreement, which is being amortized as additional interest expense over the life of the agreement.

In the second and third quarters of 1999, the Operating Partnership retired approximately $25.9 million of unsecured Series A Senior Notes at a discount. As a result of these transactions, a gain on early extinguishment of debt of approximately $2.6 million was recorded which is included in the net gain on early extinguishment of debt on the accompanying consolidated statement of operations for the nine months ended September 30, 1999, as discussed in Note 8 below.

Some of the Operating Partnership's properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Operating Partnership in accordance with Generally Accepted Accounting Principles ("GAAP").

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1999

The required principal payments on the Operating Partnership's debt for the next five years and thereafter, as of September 30, 1999, are as follows (in thousands):
                              Year Ending
                              December 31,
                                  1999                  $    2,377
                                  2000                     176,050
                                  2001                      22,532
                                  2002                      14,301
                                  2003                      37,891
                                  Thereafter               648,484
                                  Total                 $  901,635

Note 8.   NET GAIN ON EARLY EXTINGUISHMENT OF DEBT

In connection with the loan payoffs discussed above and the payoff of other mortgage debt, the Operating Partnership recorded a net gain on early extinguishment of debt of $437,000 for the nine months ended September 30, 1999. This gain consists of $2,568,000 of gains on retirement of Series A Senior Notes (as discussed above) offset by $2,026,000 of losses due to prepayment penalties and $105,000 of losses due to the writeoff of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing (discussed above) and upon the sale of the properties securing the loans.

Note 9.   RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Operating Partnership from related parties totaled $2,492,000 and $2,452,000 for the nine months ended September 30, 1999 and 1998, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Operating Partnership paid GC property management fees and salary reimbursements totaling $1,180,000 and $940,000 for the nine months ended September 30, 1999 and 1998, respectively, for management of a portfolio of residential properties owned by the Operating Partnership, which is included in property operating expenses and general and administrative expenses on the accompanying consolidated statements of operations.

In 1998, the Operating Partnership acquired from a Managed Partnership an option to purchase all of its rights under a Lease with Option to Purchase Agreement, for certain undeveloped land located in Burlingame, California. Upon expiration of the option period, the independent members of the Company's Board of Directors concluded that proceeding with the development of the property would have required that the Operating Partnership incur substantial debt. Accordingly, on February 1, 1999, the Operating Partnership elected not to proceed with the development and not to exercise the option in return for the Managed Partnership's agreement to reimburse the Operating Partnership for $2,309,000 of predevelopment costs, $462,000 to be paid in cash with the balance in a promissory note bearing interest at 10% and due on the earlier of sale, refinance or March 31, 2002. The note also contains a participation in profits realized by the Managed Partnership from the development and sale of the property. The principal balance of the note is included in Other Assets on the accompanying consolidated balance sheet as of September 30, 1999.

Note 10.  SEGMENT INFORMATION

The Operating Partnership owns a diverse portfolio of properties comprising six product types: office, office/flex, industrial, retail, multifamily and hotels. Each of these product types represents a reportable segment with distinct uses and tenant types which require the Operating Partnership to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The office/flex portfolio consists of properties designed for a combination of office and warehouse uses. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1999

Company's hotel operations are from three limited service "all-suite" properties leased to and operated by third parties. As of September 30, 1999, two of these hotel properties have been sold with only one remaining in the Company's portfolio.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Operating Partnership for its reportable segments as of and for the nine months ended September 30, 1999 and 1998 is as follows (in thousands):

                                                                                       Multi-
1999                             Office     Office/Flex    Industrial     Retail       family         Hotel         Total
                               -----------  -------------  -----------  -----------  ------------ ------------  -------------

Rental revenue                 $   89,946    $   27,289     $  14,229    $   8,561    $  50,891     $   1,211    $   192,127
Property operating expenses        35,310         7,875         3,328        2,853       22,353           377         72,096
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   54,636    $   19,414     $  10,901    $   5,708    $  28,538     $     834    $   120,031
                               ===========  =============  ===========  ===========  ============ ============  =============

1998
Rental revenue                 $   87,647    $   27,063     $  11,432    $   8,638    $  24,695     $   3,428    $   162,903
Property operating expenses        33,429         8,165         2,761        2,876       10,306           838         58,375
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   54,218    $   18,898     $   8,671    $   5,762    $  14,389     $   2,590    $   104,528
                               ===========  =============  ===========  ===========  ============ ============  =============

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

                                                           1999                 1998
                                                      ----------------     ----------------

Revenues
Total revenue for reportable segments                   $    192,127         $    162,903
Other revenue (1)                                             15,642                8,000
                                                      ================     ================
Total consolidated revenues                             $    207,769         $    170,903
                                                      ================     ================

Net Income
NOI for reportable segments                             $    120,031         $    104,528
Elimination of internal property management fees               6,090                3,993
Unallocated amounts:
   Other revenue (1)                                          15,642                8,000
   General and administrative expenses                        (7,040)              (7,835)
   Depreciation and amortization                             (43,578)             (35,227)
   Interest expense                                          (48,678)             (35,916)
                                                      ================     ================
Income from operations  before minority interest and
   extraordinary items                                  $     42,467         $     37,543
                                                      ================     ================

(1) Other revenue includes fee income, interest and other income, equity in earnings of Associated Companies and net gain on sales of real estate assets.

                          GLENBOROUGH PROPERTIES, L.P.

                   Notes to Consolidated Financial Statements
                               September 30, 1999

Note 11.  SUBSEQUENT EVENTS

Acquisitions
In October 1999, through one of its development alliances, the Operating Partnership acquired the recently completed Phase II (96 units) of the Chase Monroe Apartments in Monroe, North Carolina. Phase I (120 units) was acquired as part of the Marion Bass Portfolio acquisition in December 1997.

In October 1999, a joint venture in which the Operating Partnership holds a 10% interest purchased the leasehold improvements comprising Rincon Center I & II in San Francisco, California, after having previously acquired the fee simple title to the land. In connection with this acquisition, the Operating Partnership invested an additional $6,425,000 in the joint venture. The Operating Partnership took over management and leasing of the project on November 1, 1999 and is now entitled to receive property management fees of 1.75% of cash receipts. See Note 6 for further discussion of this joint venture.

Dispositions
Subsequent to September 30, 1999, and through the date of this filing, the Operating Partnership sold two office/flex properties and a 22,314 square foot building from a 300,894 square foot office/flex property. These properties were sold for an aggregate sales price of $7.4 million and generated an aggregate net gain of approximately $1.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Properties, L.P., a California Limited Partnership (the "Operating Partnership"), is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of September 30, 1999, the Operating Partnership, directly and through various subsidiaries, owned and operated 167 income-producing properties (the "Properties," and each a "Property"). The Properties are comprised of 51 office Properties, 39 office/flex Properties, 29 industrial Properties, 10 retail Properties, 37 multifamily Properties and 1 hotel Property, located in 22 states.

The Operating Partnership was organized in the State of California on August 23, 1995. The Operating Partnership is the primary operating subsidiary of Glenborough Realty Trust Incorporated (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which eight public limited partnerships (the "Partnerships," collectively with Glenborough Corporation (defined below), the "GRT Predecessor Entities"), merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock to the Partnerships in exchange for 3,979,376 Operating Partnership units; and (ii) merged with Glenborough Corporation, a California Corporation, with the Company being the surviving entity. The Company then transferred certain real estate and related assets to the Operating Partnership in exchange for a sole general partner interest of 1% and a limited partnership interest of 85.37% (87.04% limited partnership interest as of September 30, 1999). The Operating Partnership also acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). The Operating Partnership commenced operations on January 1, 1996. The Operating Partnership operates the assets acquired in the Consolidation and in subsequent acquisitions and intends to continue to invest in income-producing property directly and through joint ventures.

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

Effective September 30, 1999, GHG merged with GC. In the merger, the Operating Partnership received preferred stock of GC in exchange for its preferred stock of GHG.

Following the merger, the Operating Partnership owns 100% of the 47,500 shares (representing 95% of total outstanding shares) of non-voting preferred stock of GC. Six individuals, including Sandra Boyle, Frank Austin and Terri Garnick, executive officers of the Company, own the 2,500 shares (representing 5% of total outstanding shares) of voting common stock of GC.

The Operating Partnership, through its ownership of preferred stock of GC, is entitled to receive cumulative, preferred annual dividends of $1.896 per share, which GC must pay before it pays any dividends with respect to the common stock of GC. Once GC pays the required cumulative preferred dividend, it will pay any additional dividends in equal amounts per share on both the preferred stock and the common stock at 95% and 5%, respectively. Through the preferred stock, the Operating Partnership is also entitled to receive a preferred liquidation value of $169.49 per share plus all cumulative and unpaid dividends. The preferred stock is subject to redemption at the option of GC after December 31, 2005, for a redemption price of $169.49 per share. As the holder of preferred stock of GC, the Operating Partnership has no voting power with respect to the election of the directors of GC; all power to elect directors of GC is held by the owners of the common stock of GC.

This structure is intended to provide the Operating Partnership with a significant portion of the economic benefits of the operations of GC. The Operating Partnership will account for the financial results of GC using the equity method.

Since the Consolidation, and consistent with its strategy for growth, the Operating Partnership has completed the following transactions:

     Acquired 20 properties in 1996, 90 properties in 1997, 69 properties in 1998 and 8 properties in 1999. The total acquired Properties consist of an aggregate of approximately 16.4 million rentable square feet of office, office/flex, industrial and retail space, 9,734 multifamily units and 227 hotel suites and had aggregate acquisition costs, including third party expenditures incurred for the purpose of these transactions, of approximately $1.84 billion.

     From January 1, 1996 to the date of this filing, sold 57 properties which were comprised of eight office properties, 15 office/flex properties, eight industrial properties, 19 retail properties, two multifamily properties and five hotel properties, to redeploy capital into properties the Operating Partnership believes have characteristics more suited to its overall growth strategy and operating goals.

     Issued $150 million of unsecured 7.625% Series A Senior Notes which mature on March 15, 2005. In the second and third quarters of 1999, $25.9 million of the Senior Notes were retired at a discount which resulted in a gain on early extinguishment of debt of approximately $2.6 million.

     Entered into 4 development alliances to which the Operating Partnership has made advances of approximately $42 million and a loan (including accrued interest) of $37.3 million as of September 30, 1999.

Results of Operations

Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998.

Rental Revenue. Rental revenue increased $29,224,000, or 18%, to $192,127,000 for the nine months ended September 30, 1999, from $162,903,000 for the nine months ended September 30, 1998. The increase included growth in revenue from the office, office/flex, industrial and multifamily Properties of $2,299,000, $226,000, $2,797,000 and $26,196,000, respectively, due primarily to 1998 and
1999 acquisitions. These increases were partially offset by decreases in revenue from the retail and hotel Properties of $77,000 and $2,217,000, respectively, due to the 1998 and 1999 sales of three retail properties and five hotel properties. Excluding properties that have been sold, rental revenue for the nine months ended September 30, 1999, included $13,329,000 generated from the 1996 Acquisitions, $67,313,000 generated from the 1997 Acquisitions, $98,740,000 generated from the 1998 Acquisitions and $3,615,000 generated from the 1999 Acquisitions. In addition, $9,130,000 of rental revenue was generated from 26 properties that were sold during the nine months ended September 30, 1999.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Operating Partnership under property and asset management agreements with the Managed Partnerships. This revenue did not change significantly, with an increase of $40,000, or 2%, to $2,492,000 for the nine months ended September 30, 1999, from $2,452,000 for the nine months ended September 30, 1998.

Interest and Other Income. Interest and other income increased $3,247,000, or 165%, to $5,216,000 for the nine months ended September 30, 1999, from $1,969,000 for the nine months ended September 30, 1998. The increase primarily consisted of interest income on a mortgage loan receivable secured by land located in Aurora, Colorado which originated on June 30, 1998, and interest earned on lender impound accounts, invested cash balances and notes receivable for tenant improvements.

Equity in Earnings of Associated Companies. Equity in earnings of Associated Companies decreased $478,000 or 28%, to $1,212,000 for the nine months ended
September 30, 1999, from $1,690,000 for the nine months ended September 30, 1998. The decrease is primarily due to a decrease in earnings from GC resulting from a provision to reduce the carrying value of management contracts with certain of the Managed Partnerships. This decrease is also due to a decrease in earnings from GHG resulting from the cancellation of GHG's hotel leases with the Operating Partnership.

Net Gain on Sales of Real Estate Assets. A net gain on sales of real estate assets of $6,722,000 during the nine months ended September 30, 1999, resulted from the sale of seven office properties, eleven office/flex properties, two industrial properties, three retail properties, one multifamily property, two hotel properties and a small interest in real estate securities from the Operating Partnership's portfolio. The net gain on sales of real estate assets of $1,889,000 during the nine months ended September 30, 1998, resulted from the sale of one multifamily property, two industrial properties, two office/flex properties and two hotel properties from the Operating Partnership's portfolio.

Property Operating Expenses. Property operating expenses increased $11,624,971,000, or 21%, to $66,006,000 for the nine months ended September 30, 1999, from $54,382,000 for the nine months ended September 30, 1998. This increase represents increases in property operating expenses attributable to the 1998 Acquisitions and the 1999 Acquisitions offset by decreases in property operating expenses due to the 1998 and 1999 sales of properties and a $1,347,000 decrease in property management fees from 1998 to 1999.

General and Administrative Expenses. General and administrative expenses decreased $795,000, or 10%, to $7,040,000 for the nine months ended September 30, 1999, from $7,835,000 for the nine months ended September 30, 1998. This decrease is primarily due to a reduction in staff and overhead expenses in response to a decrease in acquisition and marketing activities since mid-1998 and a reduction in the number of properties owned. As a percentage of rental revenue, general and administrative expenses decreased from 4.8% for the nine months ended September 30, 1998, to 3.7% for the nine months ended September 30, 1999.

Depreciation and Amortization. Depreciation and amortization increased $8,351,000, or 24%, to $43,578,000 for the nine months ended September 30, 1999, from $35,227,000 for the nine months ended September 30, 1998. The increase is primarily due to depreciation and amortization associated with the 1998 Acquisitions and 1999 Acquisitions.

Interest Expense. Interest expense increased $12,762,000 or 36%, to $48,678,000 for the nine months ended September 30, 1999, from $35,916,000 for the nine months ended September 30, 1998. Substantially all of the increase was the result of higher average borrowings during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to new debt and the assumption of debt related to the 1998 Acquisitions and 1999 Acquisitions.

Net Gain on Early Extinguishment of Debt. Net gain on early extinguishment of debt of $437,000 during the nine months ended September 30, 1999, consists of a $2,568,000 gain on the retirement of Senior Notes at a discount, offset by $2,026,000 of prepayment penalties and $105,000 for the write-off of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing (discussed below) and upon the sale of the properties securing the loans.


Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998.

Rental Revenues. Rental revenues decreased $2,387,000, or 4%, to $62,934,000 for the three months ended September 30, 1999, from $65,321,000 for the three months ended September 30, 1998. The decrease included decreases in revenues from the office, office/flex, retail and hotel Properties of $1,319,000, $896,000,

$690,000 and $211,000, respectively. These decreases are primarily due to the sale of eight office properties, eleven office/flex properties, three retail properties and three hotels since September 30, 1998. These decreases are partially offset by increases in revenue from the industrial and multifamily
Properties of $64,000 and $665,000, respectively. The increase in multifamily revenue is primarily due to the acquisition of a 285-unit property in the first quarter of 1999.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Operating Partnership under property and asset management agreements. This revenue decreased $602,000, or 49%, to $618,000 for the three months ended September 30, 1999, from $1,220,000 for the three months ended September 30, 1998, primarily due to transaction fees received from GC in 1998.

Interest and Other Income. Interest and other income increased $363,000, or 26%, to $1,779,000 for the three months ended September 30, 1999, from $1,416,000 for the three months ended September 30, 1998. The increase primarily consisted of an increase in interest income from a mortgage loan receivable secured by land located in Aurora, Colorado, which originated on June 30, 1998. Interest on this loan is compounded annually on June 30 which resulted in an increase of approximately $100,000 during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. In addition, interest from other notes receivable which originated in 1999 in connection with property sales was approximately $133,000 during the three months ended September 30, 1999. These other notes receivable have a book value of approximately $6,400,000 at September 30, 1999, and are included in other assets on the Operating Partnership's consolidated balance sheet as of September 30, 1999.

Equity in Earnings of Associated Companies. Equity in earnings of Associated Companies increased $1,148,000, or 183%, to $1,777,000 for the three months ended September 30, 1999, from $629,000 for the three months ended September 30, 1998. The increase is primarily due to an increase in earnings from GC arising from a benefit for income taxes generated by the write-off of certain tax basis assets which had no book basis for financial reporting purposes.

Net Loss on Sales of Real Estate Assets. The net loss on sales of real estate assets of $371,000 during the three months ended September 30, 1999, resulted from the $1,229,000 gain on sales of two office properties, two office/flex properties and one hotel property from the Operating Partnership's portfolio, offset by a $1,600,000 loss on the 1998 sale of a hotel property. In June 1998, the Operating Partnership sold a hotel property in Dallas, Texas, to a third party for a sale price of $4.2 million, of which $3.6 million was represented by a note receivable secured by the hotel property. In September 1999, the loan agreement was modified to reduce the sale price of the hotel by $1.6 million and, thus, the principal amount of the note receivable was also reduced by $1.6 million. This reduction in the sale price of the hotel was recorded as a loss on sale of the property. The net loss on sales of real estate assets of $250,000 during the three months ended September 30, 1998, resulted from additional costs to sell one office/flex property, one industrial property, one multifamily property and two hotel properties from the Operating Partnership's portfolio in the first and second quarters of 1998.

Property Operating Expenses. Property operating expenses did not change significantly with a decrease of $301,000, or 1%, to $22,145,000 for the three months ended September 30, 1999, from $22,446,000 for the three months ended September 30, 1998.

General and Administrative Expenses. General and administrative expenses decreased $1,087,000, or 32%, to $2,280,000 for the three months ended September 30, 1999, from $3,367,000 for the three months ended September 30, 1998. This decrease is primarily due to a reduction in staff and overhead expenses in response to a decrease in acquisition and marketing activities since mid-1998 and a reduction in the number of properties owned. As a percentage of rental revenue, general and administrative expenses decreased from 5.2% for the three months ended September 30, 1998, to 3.6% for the three months ended September 30, 1999.

Depreciation and Amortization. Depreciation and amortization did not change significantly with a decrease of $43,000, or 0.30%, to $14,266,000 for the three months ended September 30, 1999, from $14,309,000 for the three months ended September 30, 1998.

Interest Expense. Interest expense decreased $1,344,000, or 8%, to $15,720,000 for the three months ended September 30, 1999, from $17,064,000 for the three months ended September 30, 1998. Substantially all of the decrease was the result of higher average borrowings during the three months ended September 30, 1998, as compared to the three months ended September 30, 1999, due to pay downs of debt in connection with sales of properties in 1999.

Net Gain on Early Extinguishment of Debt. Net gain on early extinguishment of debt of $740,000 during the three months ended September 30, 1999, represents a gain on the retirement of $8,750,000 of Senior Notes at a discount.

Liquidity and Capital Resources

Cash Flows
For the nine months ended September 30, 1999, cash provided by operating activities decreased by $7,674,000 to $69,268,000 as compared to $76,942,000 for the same period in 1998. The decrease is primarily due to an increase in cash used for other assets and liabilities offset by an increase in net income (before depreciation and amortization, net gain on sales of real estate assets and net gain on early extinguishment of debt) of $8,914,000 due to the 1998 Acquisitions and 1999 Acquisitions. Cash from investing activities increased by $695,316,000 to $61,450,000 of cash provided by investing activities for the nine months ended September 30, 1999, as compared to $633,866,000 of cash used for investing activities for the same period in 1998. The increase is primarily due to a decrease in property acquisitions in 1999 as compared to the same period in 1998. During the nine months ended September 30, 1998, the Operating Partnership acquired 69 properties as compared to seven properties during the nine months ended September 30, 1999. In addition, cash used for investments in development, marketable securities and mortgage loans receivable decreased significantly during the nine months ended September 30, 1999 as compared to the same period in 1998. These decreases are partially offset by an increase in proceeds from sales of properties during 1999. Cash from financing activities decreased by $692,053,000 to $131,555,000 of cash used for financing activities for the nine months ended September 30, 1999, as compared to $560,498,000 of cash provided by financing activities for the same period in 1998. This change was primarily due to a decrease in proceeds from new debt and a decrease in contributions from the Company of net proceeds from the issuance of stock. In 1998, the Company completed an offering of Preferred Stock and contributed the proceeds to the Operating Partnership; there have been no offerings in 1999. In addition, in 1998, the Operating Partnership issued $150,000,000 of unsecured Series A Senior Notes.

The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital, its Credit Facility (as defined below) and cash generated by operations. The Operating Partnership believes that its cash generated by operations will be adequate to meet operating requirements and to make distributions in both the short and the long-term. In addition to cash generated by operations, the Credit Facility provides for working capital advances. However, there can be no assurance that the Operating Partnership's results of operations will not fluctuate in the future and at times affect (i) its ability to meet its operating requirements and (ii) the amount of its distributions.

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

Mortgage Loans Receivable
Mortgage loans receivable increased from $42,420,000 at December 31, 1998, to $43,003,000 at September 30, 1999. This increase was primarily due to accrued interest on a loan made by the Operating Partnership under a development alliance, offset by a $1.6 million decrease in a loan secured by a hotel property as discussed above.

Secured and Unsecured Financing
Mortgage loans payable decreased from $708,578,000 at December 31, 1998, to $694,288,000 at September 30, 1999. This decrease resulted from the payoff of approximately $167,438,000 of mortgage loans in connection with 1999 sales of properties and refinancing of debt, and scheduled principal payments of approximately $6,927,000. This decrease is partially offset by $29,275,000 of new mortgage loans in connection with 1999 Acquisitions and new financing of $130,800,000 (as discussed below).

In March 1999, the Operating Partnership obtained a $26 million loan from a commercial bank. The loan was non-recourse and was secured by seven properties and had a maturity date of December 22, 1999, with an option to extend for six months. The proceeds were used to pay off a loan which was previously secured by these same properties and to reduce other debt. This loan was paid off in June 1999 with proceeds from the sales of four properties.

In August 1999, the Operating Partnership closed a $97.6 million secured financing with Key Bank/FNMA. The proceeds from this financing, combined with proceeds from a new $7.2 million mortgage and a draw on the Credit Facility (as defined below), were used to retire a $113.2 million mortgage which would have matured in December of 1999. The new financing is a revolving line of credit maturing in five years with a five-year extension option, and bears interest at a floating rate equal to 75 basis points over the rate for 90-day mortgage backed securities credit-enhanced by FNMA. The current interest rate on this loan is 6.2%.

In connection with the Key Bank/FNMA secured financing, the Operating Partnership entered into an interest rate cap agreement to hedge increases in interest rates above a specified level of 11.21%. The agreement is for a term concurrent with the Key Bank/FNMA instrument, is indexed to a 90-day LIBOR rate, and is for a notional amount equal to the maximum amount available on the Key Bank/FNMA loan. As of September 30, 1999, the 90-day LIBOR rate was 6.084%. The Operating Partnership paid a premium of approximately $434,000 at the inception of the cap agreement, which is being amortized as additional interest expense over the life of the agreement.

In the second and third quarters of 1999, the Operating Partnership retired approximately $25.9 million of unsecured Series A Senior Notes at a discount. As a result of these transactions, a gain on early extinguishment of debt of approximately $2.6 million was recorded which is included in the net gain on early extinguishment of debt on the Operating Partnership's consolidated statement of operations for the nine months ended September 30, 1999, as discussed below.

In connection with the loan payoffs discussed above and the payoff of other mortgage debt, the Operating Partnership recorded a net gain on early extinguishment of debt of $437,000 for the nine months ended September 30, 1999. This gain consists of $2,568,000 of gains on retirement of Series A Senior Notes (as discussed above) offset by $2,026,000 of losses due to prepayment penalties and $105,000 of losses due to the writeoff of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing (discussed above) and upon the sale of the properties securing the loans.

The Operating Partnership has an unsecured line of credit provided by a commercial bank (the "Credit Facility"). Outstanding borrowings under the Credit Facility increased from $63,519,000 at December 31, 1998, to $83,207,000 at September 30, 1999, due to draws for acquisitions, stock repurchases, purchases of the Operating Partnership's Series A Senior Notes, and debt refinancing, offset by pay downs from proceeds from the sales of properties and cash from operations. In June 1999, in order to increase the Operating Partnership's financial flexibility, the Credit Facility was modified to increase the commitment from $100 million to $142.5 million. The interest rate, monthly payments and maturity date remain unchanged.

At September 30, 1999, the Operating Partnership's total indebtedness included fixed-rate debt of $682,303,000 and floating-rate indebtedness of $219,332,000. Approximately 64% of the Operating Partnership's total assets, comprising 101 properties, is encumbered by debt at September 30, 1999.

It is the Operating Partnership's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At September 30, 1999, approximately 24% of the Operating Partnership's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. The Operating Partnership may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Operating Partnership's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At September 30, 1999, the Operating Partnership was not a party to any open interest rate protection agreements other than the interest rate cap contract associated with the Key Bank/FNMA loan discussed above.

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

Development Alliances
The Operating Partnership has formed 4 development alliances for the development of approximately 713,000 square feet of office, office/flex and distribution properties and 1,710 multifamily units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of September 30, 1999, the Operating Partnership has advanced approximately $42 million. Under these development alliances, the Operating Partnership has certain rights to purchase the properties upon completion of development over the next five years. In addition, the Operating Partnership has loaned approximately $37.3 million (including accrued interest) under another development alliance to continue the build-out of a 1,200 acre master-planned development in Denver, Colorado.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Blumberg. On July 24, 1999, the Supreme Court of the United States denied a petition for a writ of certiorari to review the Company's settlement of a class action complaint originally filed on February 21, 1995 in connection with the Consolidation. No further appeals are possible in this case, and the settlement amount has been paid in full. Under the settlement, the Company agreed to pay $855,000 to settle certain claims by Anthony E. Blumberg, and others (the "Blumberg Action"), that the Company and others had, among other things, breached their fiduciary duty and duty of good faith and fair dealing to investors in the Partnerships involved in the Consolidation. Certain parties objected to the settlement, but the settlement was approved (or review denied) by the Superior Court of the State of California in and for San Mateo County, the California state court of appeals, the California Supreme Court and the Supreme Court of the United States.

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

Certain other claims and lawsuits have arisen against the Operating Partnership and the Company in their normal course of business. The Operating Partnership and the Company believe that such other claims and lawsuits will not have a material adverse effect on their financial position, cash flow or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)        Exhibits:

                    The Exhibit Index attached hereto is hereby incorporated by reference to this item.

         (b)        Reports on Form 8-K:

                    On July 28, 1999, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended June 30, 1999.

                    On October 26, 1999, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GLENBOROUGH PROPERTIES, L.P.
                        a California Limited Partnership




                   By: Glenborough Realty Trust Incorporated,
                               its General Partner



      Date: November 15, 1999                  /s/ Andrew Batinovich
                                               Andrew Batinovich
                                               Director, President
                                               and Chief Operating Officer
                                               (Principal Operating Officer)





      Date: November 15, 1999                  /s/ Stephen Saul
                                               Stephen Saul
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)





      Date: November 15, 1999                   /s/ Terri Garnick
                                               Terri Garnick
                                               Senior Vice President,
                                               Chief Accounting Officer,
                                               Treasurer
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.    Exhibit Title

12.1           Computation  of Ratio of Earnings  to Fixed  Charges and Ratio of
               Earnings  to  Fixed  Charges  and  Preferred   Partner   Interest
               Distributions.

27.1           Financial Data Schedule.

Exhibit 12.1

GLENBOROUGH PROPERTIES, L.P. Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Partner Interest Distributions For the five years ended December 31, 1998, and the three months ended March 31, June 30, and September 30, 1999 (in thousands)

                                          GRT Predecessor
                                              Entities,
                                              Combined                                    The Operating Partnership
                                        ----------------------    ------------------------------------------------------------------
                                                                                           Three      Three    Three
                                                                                           Months     Months   Months
                                                                                           Ended      Ended    Ended       Year To
                                                      Year Ended December 31,             March 31,  June 30,  Sept. 30,      Date
                                        ------------------------------------------------- --------- --------  -----------  --------

                                          1994         1995     1996     1997     1998      1999       1999       1999         1999
                                        ----------   -------- -------- --------  -------- --------- ---------  ----------   -------
EARNINGS, AS DEFINED

Net Income (Loss) before Preferred
   Partner Interest Distributions (2)   $  1,580    $  524   $(1,901)  $17,727 $ 46,136   $11,252    $18,586     $13,066    $42,904
Extraordinary items                           --        --       186       843    1,400     1,991     (1,688)       (740)      (437)
Federal & State income taxes                 176       357        --        --       --        --         --          --         --
Minority Interest                             43        --        --        --       --        --         --          --         --
Fixed Charges                              1,140     2,129     3,913     9,668   53,289    16,540     16,418      15,720     48,678
                                        ----------  -------- --------- -------- -------- --------   --------    ---------   -------

                                        $  2,939    $3,010   $ 2,198    28,238  $100,825  $29,783    $33,316     $28,046    $91,145
                                        ----------  -------- --------- -------- -------- --------   --------    ---------   -------

FIXED CHARGES AND PREFERRED
   PARTNER INTEREST DISTRIBUTIONS,
   AS DEFINED

Interest Expense                        $  1,140    $2,129   $ 3,913   $  9,668 $ 53,289  $16,540    $16,418      $15,720   $48,678
Capitalized Interest                          --        --        --         --    1,108      643        687          747     2,077
Preferred Partner Interest
    Distributions                             --        --        --         --   20,620    5,570      5,570        5,570    16,710
                                        ----------  -------- --------- -------- -------- --------   --------    ----------  -------
                                        $  1,140    $2,129   $ 3,913   $  9,668 $ 75,017  $22,753    $22,675      $22,037   $67,465

RATIO OF EARNINGS TO FIXED CHARGES (3)      2.58      1.41      0.56 (1)   2.92     1.85     1.73       1.95         1.70      1.80
                                        ----------  -------- --------- -------- -------- --------   --------    ----------  -------

RATIO OF EARNINGS TO FIXED CHARGES AND
   PREFERRED PARTNER INTEREST
   DISTRIBUTIONS(3)                         2.58      1.41      0.56 (1)   2.92     1.34     1.31       1.47         1.27      1.35
                                        ----------  -------- --------- -------- -------- --------   --------    ----------  -------

(1) For the twelve months ended December 31, 1996, earnings were insufficient to cover fixed charges by $1,715.
(2) Net Income (Loss) before Preferred Partner Interest Distributions includes depreciation and amortization expense as a deduction.
(3) Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Partner Interest Distributions includes depreciation and amortization expense as a deduction from earnings.