Form 10-K
period 1999-12-31
GLENBOROUGH PROPERTIES L P
filed 2000-03-14
CIK 1039223

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

             For the year ended December 31, 1999

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

        Securities registered under Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Partnership. Not applicable.

                   DOCUMENTS INCORPORATED BY REFERENCE:

EXHIBITS: The index of exhibits is contained in Part IV herein on page number 70.

                            TABLE OF CONTENTS


                                                                        Page No.
                           PART I

Item  1       Business                                                        3
Item  2       Properties                                                      6
Item  3       Legal Proceedings                                              13
Item  4       Submission of Matters to a Vote of Security Holders            14

                           PART II

Item  5       Market for Partnership's Common Equity and Related
              Partner Matters                                                14
Item  6       Selected Financial Data                                        14
Item  7       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      17
Item  8       Financial Statements and Supplementary Data                    33
Item  9       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       33

                           PART III

Item 10       Directors and Executive Officers of the Company                33
Item 11       Executive Compensation                                         33
Item 12       Security Ownership of Certain Beneficial Owners and
              Management                                                     33
Item 13       Certain Relationships and Related Transactions                 33

                           PART IV

Item 14       Exhibits, Financial Statements, Schedules and Reports on
              Form 8-K                                                       34

                                     PART I

Item 1.       Business

General Development and Description of Business

Glenborough Properties, L.P., a California Limited Partnership (the "Operating Partnership"), is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of December 31, 1999, the Operating Partnership, directly and through various subsidiaries, owned and operated 161 income-producing properties (the "Properties," and each a "Property"). The Properties are comprised of 51 office Properties, 37 office/flex Properties, 24 industrial Properties, 10 retail Properties, 38 multifamily Properties and 1 hotel Property, located in 22 states.

The Operating Partnership was organized in the State of California on August 23, 1995. The Operating Partnership is the primary operating subsidiary of Glenborough Realty Trust Incorporated (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which eight public limited partnerships (the "Partnerships," collectively with Glenborough Corporation (defined below), the "GRT Predecessor Entities"), merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock to the Partnerships in exchange for 3,979,376 Operating Partnership units; and (ii) merged with Glenborough Corporation, a California Corporation, with the Company being the surviving entity. The Company then transferred certain real estate and related assets to the Operating Partnership in exchange for a sole general partner interest of 1% and a limited partnership interest of 85.37% (88.50% limited partnership interest as of December 31, 1999). The Operating Partnership also acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). The Operating Partnership commenced operations on January 1, 1996. The Operating Partnership operates the assets acquired in the Consolidation and in subsequent acquisitions and intends to continue to invest in income-producing property directly and through joint ventures.

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

Since the Consolidation, and consistent with its strategy for growth, the Operating Partnership has completed the following transactions:

     Acquired 20  properties  in 1996, 90 properties in 1997, 69 properties in 1998 and 10 properties in 1999. The total acquired Properties consist of an aggregate of approximately 16.5 million rentable square feet of office, office/flex, industrial and retail space, 9,830 multifamily units and 227 hotel suites and aggregate acquisition costs, including third party expenditures incurred for the purpose of these transactions, of approximately $1.9 billion.

     From January 1, 1996 to the date of this filing, sold 63 properties which were comprised of nine office properties, 15 office/flex properties, 13 industrial properties, 19 retail properties, two multifamily properties and five hotel properties, to redeploy capital into properties the Operating Partnership believes have characteristics more suited to its overall growth strategy and operating goals.

     Issued $150 million of unsecured 7.625% Senior Notes which mature on March 15, 2005. In the second, third and fourth quarters of 1999, $58.9 million of the Senior Notes were retired at a discount which resulted in a net gain on early extinguishment of debt of approximately $3.1 million.

     Entered into 4 development alliances in 1998 through which two properties were acquired in 1999. The Operating Partnership currently has 3 development alliances to which it has made advances of approximately $33 million and a loan of $36.4 million as of December 31, 1999.

The Associated Companies

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

Effective September 30, 1999, GHG merged with GC. In the merger, the Operating Partnership received preferred stock of GC in exchange for its preferred stock of GHG. The merger was accounted for as a reorganization of entities under common control.

Following the merger, the Operating Partnership owns 100% of the 47,500 shares (representing 95% of total outstanding shares) of non-voting preferred stock of GC. Six individuals, including Sandra Boyle, Frank Austin and Terri Garnick, executive officers of the Company, own the 2,500 shares (representing 5% of total outstanding shares) of voting common stock of GC. The Operating
Partnership and GC intend that the Operating Partnership's interest in GC complies with REIT qualification standards.

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

Employees

The Operating Partnership has no employees. As of December 31, 1999, the Company and the Associated Companies had approximately 460 full-time employees.

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

For Capital
The Operating Partnership and the Company compete with other REITs and investors and owners for debt and equity financing. The Operating Partnership's and the Company's ability to attract debt and equity capital at favorable rates is impacted in part by their positioning in the marketplace relative to similar investments. Factors impacting this include, among other things, the perceived quality of the Operating Partnership's portfolio and the risk adjustment sources of capital give to the returns they expect from their investments. In competing for capital, the Company has not entered into any forward equity commitments or other arrangements which would subject the Company to risks tied to changes in the market value of its equity securities.

Working Capital

The Operating Partnership's practice is to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies while minimizing interest expense. Available cash is kept to a minimum by using available funds to reduce the outstanding balance on the Operating Partnership's unsecured line of credit and drawing on it when necessary.

Other Factors

The Operating Partnership's ability to achieve operational and capital targets is impacted by economic conditions in the markets in which its Properties are located and by broader factors such as prevailing interest rates and the general availability of capital at favorable rates, both debt and equity, for real estate investments. Local economic downturns may adversely affect the occupancy and rental rates of the Operating Partnership's Properties. A lack of available capital may hinder the Operating Partnership's acquisition and development program or cause it to look to other types of transactions, such as asset redeployments, to generate needed liquidity.

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

Item 2.       Properties

The Location and Type of the Operating Partnership's Properties

The Operating Partnership's 161 Properties are diversified by type (office, office/flex, industrial, retail, multifamily and hotel) and are located in four geographic regions and 22 states within the United States comprising 32 local markets. The following table sets forth the location, type and size of the Properties (by rentable square feet and/or units) along with average occupancy for the year ended December 31, 1999.

                       Office       Office/Flex     Industrial       Retail      Multi-family
                       Square          Square         Square         Square         Units       Hotel Rooms       No. of
Region                 Footage        Footage         Footage       Footage                                     Properties
------------------   ------------   -------------   ------------  -------------  -------------  -------------  -------------
Northwest                984,737      1,043,163         931,831      162,126            -              -            26
Midwest                2,965,165        643,202       1,248,046      377,157           670             -            46
Southeast              2,398,159      1,140,640         581,889      388,714         2,399             -            45
Southwest                511,930        892,014         623,064          -           6,469           227            44
                     ------------   -------------   ------------  -------------  -------------  -------------  -------------

Total                  6,859,991      3,719,019       3,384,830      927,997         9,538           227           161
                     ============   =============   ============  =============  =============  =============  =============

No. of Properties             51             37              24           10            38             1

Average Occupancy            91%            88%             99%          90%           93%           n/a

For the years ended December 31, 1999, 1998 and 1997, no tenant contributed 10% or more of the total rental revenue of the Operating Partnership. The largest tenant's annual rent was approximately 1.7% of total rental revenues for the year ended December 31, 1999. A complete listing of Properties owned by the Operating Partnership at December 31, 1999 is included as part of Schedule III in Item 14.

Office Properties

The Operating Partnership owns 51 office Properties with total rentable square footage of 6,859,991. The office Properties range in size from 14,255 square feet to 570,421 square feet, and have lease terms ranging from one to 31 years. The office leases generally require the tenant to reimburse the Operating Partnership for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index ("CPI"). For the year ended December 31, 1999, the average occupancy of the office Properties was 91%.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent.

                                              Office Properties
                                        Historical Rent and Occupancy
                                                                     Average Effective       Total Effective
                       Total Rentable       Average Occupancy          Base Rent per         Annual Base Rent
Year                   Area (Sq. Ft.)                                Leased Sq. Ft.(1)        ($000s)(2) (3)
                                                                            (3)
------------------    -----------------    --------------------     --------------------    -------------------
1999                       6,859,991                 91%                $   16.78              $  104,751
1998                       7,001,109                 92                     16.04                 103,314
1997                       2,921,361                 93                     15.81                  42,954
1996                         641,923                 94                     13.19                   7,918
1995                         106,076                 97                     11.91                   1,228

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

The following table sets forth the contractual lease expirations for leases for the office Properties as of December 31, 1999.

                                              Office Properties (5)
                                                Lease Expirations
                                                                                             Percentage of Total
                         Number of           Rentable Square         Annual Base Rent         Annual Base Rent
Expiration Year       Expiring Leases      Footage Subject to         Under Expiring           Represented by
                                             Expiring Leases          Leases ($000s)         Expiring Leases (1)
------------------    -----------------    --------------------     --------------------    ----------------------
2000 (4)                     234                    977,686             $    17,976                 16.0%
2001                         154                    923,446                  16,060                 14.3
2002                         139                  1,061,241                  20,504                 18.3
2003                          74                    417,586                   8,082                  7.2
2004                          83                    622,923                  11,944                 10.6
Thereafter                   120                  1,973,830                  37,603                 33.6
                      =================    ====================     ====================    ======================
Total                        804                  5,976,712(2)          $   112,169(3)             100.0%
                      =================    ====================     ====================    ======================

(1)  Annual base rent expiring  during each period,  divided by total annual base rent (both adjusted for contractual increases).
(2)  This  figure is based on square  footage  actually  leased  (which  excludes vacant space),  which accounts for the difference between this figure and "Total
     Rentable Area" in the preceding table (which includes vacant space).
(3)  This  figure is based on square  footage  actually  leased and  incorporates contractual  rent  increases  arising  after 1999,  and thus differs from "Total
     Effective  Annual  Base  Rent" in the  preceding  table,  which is based on 1999 rents.
(4)  Includes leases that have initial terms of less than one year.
(5)  Numbers exclude the corporate headquarters building.

Office/Flex Properties

The Operating Partnership owns 37 office/flex Properties aggregating 3,719,019 square feet. The office/flex Properties are designed for a combination of office and warehouse uses with greater than 10% of the rentable square footage containing office finish. The office/flex Properties range in size from 35,385 square feet to 278,580 square feet, and have lease terms ranging from one to 13 years. Most of the office/flex leases are "triple net" leases whereby the tenants are required to pay their pro rata share of the Properties' operating costs, common area maintenance, property taxes, insurance, and non-structural repairs. Some of the leases are "industrial gross" leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a specified base year cost. Certain of these leases call for fixed or CPI-based rent increases. For the year ended December 31, 1999, the average occupancy of the office/flex Properties was 88%.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent.

                                            Office/Flex Properties
                                        Historical Rent and Occupancy
                                                                     Average Effective       Total Effective
                       Total Rentable       Average Occupancy          Base Rent per         Annual Base Rent
Year (4)               Area (Sq. Ft.)                               Leased Sq. Ft. (1)        ($000s)(2) (3)
                                                                            (3)
------------------    -----------------    --------------------     --------------------    -------------------
1999                       3,719,019                 88%                $    8.30              $   27,164
1998                       4,560,519                 90                      7.61                  31,235
1997                       3,523,695                 91                      7.17                  22,991
1996                         247,506                 96                      5.50                   1,307

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

The following table sets forth the contractual lease expirations for leases for the office/flex Properties as of December 31, 1999.

                                             Office/Flex Properties
                                                Lease Expirations
                                                                                             Percentage of Total
                         Number of           Rentable Square         Annual Base Rent         Annual Base Rent
Expiration Year       Expiring Leases      Footage Subject to         Under Expiring           Represented by
                                             Expiring Leases          Leases ($000s)         Expiring Leases (1)
------------------    -----------------    --------------------     --------------------    ----------------------
2000                         141                    687,119             $     6,046                 20.8%
2001                          77                    485,322                   3,640                 12.5
2002                          68                    539,674                   4,720                 16.2
2003                          38                    464,493                   4,362                 15.0
2004                          33                    373,798                   3,278                 11.3
Thereafter                    23                    697,498                   7,045                 24.2
                      =================    ====================     ====================    ======================
Total                        380                  3,247,904(2)          $    29,091(3)             100.0%
                      =================    ====================     ====================    ======================

(1)  Annual base rent expiring  during each period,  divided by total annual base rent (both adjusted for contractual increases).
(2)  This  figure is based on square  footage  actually  leased  (which  excludes vacant space),  which accounts for the difference between this figure and "Total
     Rentable Area" in the preceding table (which includes vacant space).
(3)  This  figure is based on square  footage  actually  leased and  incorporates contractual  rent  increases  arising  after 1999,  and thus differs from "Total
     Effective  Annual  Base  Rent" in the  preceding  table,  which is based on 1999 rents.

Industrial Properties

The Operating Partnership owns 24 industrial Properties aggregating 3,384,830 square feet. The industrial Properties are designed for warehouse, distribution and light manufacturing, ranging in size from 32,500 square feet to 474,426 square feet. As of December 31, 1999, 8 of the industrial Properties were leased to multiple tenants, 16 were leased to single tenants, and all 16 of the single-tenant Properties are adaptable in design to multi-tenant use. For the year ended December 31, 1999, the average occupancy of the industrial Properties was 99%.

The industrial Properties have leases whose terms range from 1 to 15 years. Most of the leases are "triple net" leases whereby the tenants are required to pay their pro rata share of the Properties' operating costs, common area maintenance, property taxes, insurance, and non-structural repairs. Some of the leases are "industrial gross" leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a specified base year cost. Certain of these leases call for fixed or CPI-based rent increases.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent for the industrial Properties.

                                            Industrial Properties
                                        Historical Rent and Occupancy
                                                                     Average Effective       Total Effective
                       Total Rentable       Average Occupancy          Base Rent per         Annual Base Rent
Year (4)               Area (Sq. Ft.)                                Leased Sq. Ft.(1)        ($000s)(2) (3)
                                                                            (3)
------------------    -----------------    --------------------     --------------------    -------------------
1999                       3,384,830                 99%                $    4.17              $   13,974
1998                       4,098,080                 98                      3.91                  15,703
1997                       3,533,510                 97                      3.36                  11,516
1996                       1,778,862                 99                      2.41                   4,244
1995                       1,491,827                100                      2.29                   3,405

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

The following table sets forth the contractual lease expirations for leases for the industrial Properties as of December 31, 1999.

                                              Industrial Properties
                                                Lease Expirations
                                                                                             Percentage of Total
                         Number of           Rentable Square         Annual Base Rent         Annual Base Rent
Expiration Year       Expiring Leases      Footage Subject to         Under Expiring           Represented by
                                             Expiring Leases          Leases ($000s)         Expiring Leases (1)
------------------    -----------------    --------------------     --------------------    ----------------------
2000                          10                    195,472             $       971                  6.7%
2001                          10                    321,069                   1,450                  9.9
2002                          19                    580,751                   2,820                 19.3
2003                           4                    118,569                     511                  3.5
2004                          12                  1,692,910                   6,508                 44.6
Thereafter                     6                    293,374                   2,329                 16.0
                      =================    ====================     ====================    ======================
Total                         61                  3,202,145(2)          $    14,589(3)             100.0%
                      =================    ====================     ====================    ======================



(1)  Annual  base rent expiring  during each period,  divided by total annual base rent (both adjusted for contractual increases).
(2)  This  figure is based on square  footage  actually  leased  (which  excludes vacant space),  which accounts for the difference between this figure and "Total
     Rentable Area" in the preceding table (which includes vacant space).
(3)  This  figure is based on square  footage  actually  leased  (which  excludes vacant space) and incorporates  contractual  rent increases  arising after 1999, and thus differs from "Total Effective Annual Base Rent" in the preceding table, which is based on 1999 rents.

Retail Properties

The Operating Partnership owns 10 retail Properties with total rentable square footage of 927,997. The leases for the retail Properties have terms ranging from one to 28 years. Eight of the retail Properties, representing 832,286 square feet or 90% of the total rentable area, are anchored community shopping centers. The anchor tenants of these centers are national or regional hardware stores, supermarkets and drug stores. For the year ended December 31, 1999, the average occupancy of the retail Properties was 90%.

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

                                              Retail Properties
                                        Historical Rent and Occupancy
                                                                     Average Effective       Total Effective
                       Total Rentable       Average Occupancy          Base Rent per         Annual Base Rent
Year                   Area (Sq. Ft.)                                Leased Sq. Ft.(1)        ($000s)(2) (3)
                                                                            (3)
------------------    -----------------    --------------------     --------------------    -------------------
1999                         927,997                 90%                $    9.68              $    8,085
1998                       1,239,165                 94                      8.75                  10,192
1997                         979,088                 96                      7.98                   7,501
1996                         630,700                 96                      7.82 (4)               4,726
1995                         285,658                 95                     10.76                   2,915

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

The following table sets forth the contractual  lease expirations for the retail
Properties as of December 31, 1999.



                                                Retail Properties
                                                Lease Expirations
                                                                                             Percentage of Total
                         Number of           Rentable Square         Annual Base Rent         Annual Base Rent
Expiration Year       Expiring Leases      Footage Subject to         Under Expiring           Represented by
                                             Expiring Leases          Leases ($000s)         Expiring Leases (1)
------------------    -----------------    --------------------     --------------------    ----------------------
2000                          42                     81,410             $     1,133                 13.1%
2001                          42                     91,157                   1,105                 12.8
2002                          19                     30,875                     433                  5.0
2003                          21                     60,426                     757                  8.8
2004                          33                    148,628                   1,408                 16.3
Thereafter                    39                    417,038                   3,801                 44.0
                      =================    ====================     ====================    ======================
Total                        196                    829,534(2)          $     8,637(3)             100.0%
                      =================    ====================     ====================    ======================

(1) Annual  base rent  expiring  during  each  period,  divided  by total  annual  base  rent  (both  adjusted  for contractual increases).
(2) This figure is based on square footage  actually leased (which  excludes vacant space),  which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).
(3) This  figure is based on square  footage  actually  leased  (which  excludes  vacant  space)  and  incorporates contractual  rent  increases  arising after 1999, and thus differs from "Total  Effective  Annual Base Rent" in the preceding table which is based on 1999 rents.

Tenant Improvements and Leasing Commissions

The following table summarizes by year the capitalized tenant improvement and leasing commission expenditures incurred in the renewal or re-leasing of previously occupied space since January 1, 1995.

                                Capitalized Tenant Improvements and Leasing Commissions

                                                   1999             1998            1997          1996           1995
Office Properties
Square footage renewed or re-leased           1,627,615          579,904         174,354        39,706         79,745
Capitalized tenant improvements and
    commissions ($000s)                         $11,353           $4,263          $  850      $    617        $   468
    Average per square foot of renewed or
    re-leased space                               $6.98            $7.35          $ 4.87      $  15.54 (1)    $  5.87

Office/Flex Properties
Square footage renewed or re-leased             872,066          876,490         138,658        9,000             (2)
Capitalized tenant improvements and
    commissions ($000s)                          $2,675           $3,232         $  418      $     23             (2)
    Average per square foot of renewed or
    re-leased space                              $3.07            $3.69          $ 3.01      $   2.56             (2)

                                                     continued


                          Capitalized Tenant Improvements and Leasing Commissions - continued

                                                   1999             1998            1997          1996           1995

Industrial Properties
Square footage renewed or re-leased             457,561          307,896         198,055        60,000        141,523
Capitalized tenant improvements and
    commissions ($000s)                            $840             $370          $  235      $     51        $   114
    Average per square foot of renewed or
    re-leased space                               $1.84            $1.20          $ 1.19      $   0.85        $  0.81

Retail Properties
Square footage renewed or re-leased             113,858           45,894          12,080        32,998         33,294
Capitalized tenant improvements and
    commissions ($000s)                            $522             $283          $   42      $     83        $    98
    Average per square foot of renewed or
    re-leased space                               $4.58            $6.16          $ 3.51      $   2.53        $  2.94

All Properties
Square footage renewed or re-leased           3,071,100        1,810,184         523,147       141,704        254,562
Capitalized tenant improvements and
    commissions ($000s)                         $15,390           $8,148          $1,545          $774        $   680
    Average per square foot of renewed or
    re-leased space                               $5.01            $4.50          $ 2.95         $5.46        $  2.67

(1)  The significant cost of capitalized tenant  improvements and commissions per square foot renewed or re-leased in 1996  relative to the other years  presented is primarily the result of tenant  improvements  provided in  connection  with a lease extension of space for the principal tenant of one property. The lease was extended 10 years and expires in 2010.
(2)  Prior to 1996,  Properties  currently  classified as office/flex  Properties were included in industrial Properties.

Multifamily Properties

The Operating Partnership owns 38 multifamily Properties, aggregating 9,538 units. All of the units are rented to residential tenants on either a month-to-month basis or for terms of one year or less. For the year ended December 31, 1999, the multifamily Properties were approximately 93% leased.

The following table sets forth, for the periods specified, total units, average occupancy, monthly average effective base rent per unit and total effective annual base rent for the multifamily Properties.

                                            Multifamily Properties
                                        Historical Rent and Occupancy
                                                                     Average Effective       Total Effective
                                            Average Occupancy          Base Rent per         Annual Base Rent
Year                    Total Units                                 Leased Unit (1) (3)       ($000s)(2) (3)
------------------    -----------------    --------------------     --------------------    -------------------
1999                        9,538                   93%                 $     640              $   68,124
1998                        9,353                   93                        618                  64,507
1997                        2,251                   95                        619                  15,884
1996                          642                   94                        598 (4)               4,328
1995                          104                   94                        630                     739

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

Hotel Properties

Through June 1998, the Operating Partnership leased to GHG six Country Suites by Carlson hotels that it owned. In 1998, three of the hotels were sold and the other three hotels were leased to two other hotel operators. In 1999, two of the hotels were sold to one of the hotel operators. The leases terminated upon the sales of the properties. Currently, the Operating Partnership owns one 227 room hotel located in Scottsdale, Arizona.

Item 3.       Legal Proceedings

Blumberg. On July 24, 1999, the Supreme Court of the United States denied a petition for a writ of certiorari to review the Company's settlement of a class action complaint originally filed on February 21, 1995 in connection with the Consolidation. No further appeals are possible in this case, and the settlement amount was paid in full in 1995. Under the settlement, the Company agreed to pay $855,000 to settle certain claims by Anthony E. Blumberg, and others (the "Blumberg Action"), that the Company and others had, among other things, breached their fiduciary duty and duty of good faith and fair dealing to investors in the Partnerships involved in the Consolidation. Certain parties objected to the settlement, but the settlement was approved (or review denied) by the Superior Court of the State of California in and for San Mateo County, the California state court of appeals, the California Supreme Court and the Supreme Court of the United States.

BEJ Equity Partners. On December 1, 1995, a second class action complaint relating to the Consolidation was filed in Federal District Court for the Northern District of California (the "BEJ Action"). The plaintiffs in the BEJ Action voluntarily stayed the action pending resolution of the Blumberg Action. Following the resolution of the Blumberg Action, the Company filed a motion to dismiss the BEJ Action in January 2000. As of the date of this report, the plaintiffs had failed to file a timely responsive pleading, so the defendants intend to move for final dismissal.

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

Item 4.       Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 1999.

                                     PART II

Item 5.       Market for Partnership's Equity and Related Partner Matters

(a)   Market Information

There is no established trading market for the Units issued by the Operating Partnership.

Holders

As of December 31, 1999, there were 89 holders of Operating Partnership Units.

Distributions

Since its organization, the Operating Partnership has paid regular quarterly distributions to holders of its Units. During the years ended December 31, 1998 and 1999, the Operating Partnership paid the following quarterly distributions:

                             Distributions               Total
Quarterly Period               Per Unit              Distributions
------------------------    ----------------      ---------------------
1998
First Quarter                  $   0.42              $  17,122,000      (1)
Second Quarter                 $   0.42              $  20,130,000      (2)
Third Quarter                  $   0.42              $  20,650,000      (2)
Fourth Quarter                 $   0.42              $  20,607,000      (2)
1999
First Quarter                  $   0.42              $  20,697,000      (2)
Second Quarter                 $   0.42              $  20,597,000      (2)
Third Quarter                  $   0.42              $  20,182,000      (2)
Fourth Quarter                 $   0.42              $  19,951,000      (3)


(1) Total distributions include a preferred partner interest distribution paid to the Company of $3,910,000.
(2) Total distributions include a preferred partner interest distribution paid to the Company of $5,570,000.
(3) Total distributions include a preferred partner interest distribution paid to the Company of $5,488,000.

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

Item 6.       Selected Financial Data

Set forth below are selected financial data for:

         Glenborough Properties, L.P.: Consolidated balance sheet data is presented as of December 31, 1999, 1998, 1997, 1996 and 1995.
         Consolidated operating data is presented for the years ended December 31, 1999, 1998, 1997 and 1996, and As Adjusted consolidated operating data is presented for the year ended December 31, 1995. The As Adjusted data assumes the Consolidation and related transactions occurred on January 1, 1995, in order to present the operations of the Operating Partnership for that period as if the Consolidation had been in effect for that period. As Adjusted data is presented to provide amounts which are comparable to the consolidated results of operations of the Operating Partnership for the years ended December 31, 1999, 1998, 1997 and 1996.

         The GRT Predecessor Entities: Combined operating data is presented for the year ended December 31, 1995.

This selected financial data should be read in conjunction with the financial statements of Glenborough Properties, L.P., including the notes thereto, included in Item 14.

                               Historical   Historical   Historical  Historical    As Adjusted   Historical
                                  1999         1998         1997        1996          1995          1995
                               ------------ ----------- ----------- ------------- ------------- -----------

Operating Data:
 Rental Revenue.........        $  255,339   $ 227,956   $  61,393   $  17,943      $ 13,495    $ 15,454
 Fees and reimbursements             3,312       2,802         719         311            --      16,019
 Interest and other income           6,404       4,557       1,627       1,070           982       2,698
 Equity in earnings of
     Associated Companies            1,222       1,314       2,743       1,598            --          --
 Equity in loss of joint ventures     (310)         --          --          --            --          --
 Total Revenues(1)......           274,980     241,425      67,973      21,243        14,477      34,171
 Property operating expenses        88,037      75,426      20,904       5,735         4,624       8,576
 General and administrative          9,672      10,682       4,002       1,490           983      15,947
 Interest expense.......            64,782      53,289       9,668       3,913         2,767       2,129
 Depreciation and
   Amortization.........            58,295      50,169      14,829       4,583         3,654       4,762
 Income (loss) from
   operations
   before extraordinary
   item and   Preferred
   Partner Interest
   Distributions........            52,965      47,536      18,570      (1,715)        1,586         524
 Net income (loss) before
   Preferred Partner
   Interest Distributions (2)       53,949      46,136      17,727      (1,901)        1,586         524
 Net income (loss) available
   to general and limited partners  31,669      25,516      17,727      (1,901)        1,586         524
 Per Unit (3):
   Net income (loss) before
     extraordinary item....           0.87        0.77        0.97       (0.24)         0.40          --
 Net income (loss) available
   to general and limited partners    0.89        0.73        0.93       (0.27)         0.40          --

Balance Sheet Data:
 Rental properties, net         $1,647,366   $1,742,439  $ 825,218   $ 161,945            --    $ 77,574
 Mortgage loans receivable,
   net..................            37,582      42,420       3,692       9,905            --       7,216
 Total assets...........         1,795,247   1,878,253     866,879     184,839            --     101,432
 Total debt.............           897,358     922,097     228,299      75,891            --      33,685
 Partners' equity.......           867,264     927,235     626,313     105,632            --      63,223

Other Data:
  Distributions per unit
   (excluding Preferred
   Partner Interest
   Distributions) (4)...              1.68        1.68        1.38        1.22          1.20          --
   Preferred Partner
   Interest Distributions           22,280      20,620          --          --            --          --
 EBIDA(5)...............           168,258     150,521      41,576      13,697            --       9,291
 Cash flow provided by (used
   for):
   Operating activities.            92,004      88,129      19,851       5,477            --     (10,608)
   Investing activities.            82,871    (613,840)   (569,242)    (61,833)           --       8,656
   Financing activities.          (172,531)    526,060     552,276      57,003            --     (17,390)

                                                     continued



                               Historical   Historical   Historical  Historical    As Adjusted   Historical
                                  1999         1998         1997        1996          1995          1995
                               ------------ ----------- ----------- ------------- ------------- -----------

 Ratios:
 Ratio of Earnings to Fixed
  Charges (6)                         1.75         1.85       2.92        0.56            --         1.41
 Ratio of Earnings to Fixed
  Charges and Preferred
  Partner Interest                    1.31         1.34       2.92        0.56            --        1.41
  Distributions(7)
 Annual Service Charge
  Coverage(8)                         2.49         2.77       4.30        1.65            --          --
 Debt to Total Assets(9)             49.2%        48.9%       26.7%       37.7%           --          --
 Secured Debt to Total               37.2%        36.4%       16.5%       36.1%           --          --
  Assets(10)
 Total Unencumbered Assets
  to Unsecured Debt (11)            281.6%       283.8%     632.9%          --            --          --

(1)  Certain  revenues which are included in the historical  combined amounts for
     1995 are not included on an adjusted  basis.  These revenues are included in the financial  statements  of  the  unconsolidated  Associated  Companies,  on an as adjusted basis, from which the Operating Partnership receives lease payments and the Company and the Operating Partnership receive dividends.

(2)  Historical  1996 net loss reflects  $7,237 of  Consolidation  and litigation costs  incurred in connection  with the  Consolidation.  The  Consolidation  and litigation  costs were expensed on January 1, 1996, the Operating  Partnership's first day of operations.

(3) As adjusted net income per unit is based upon as adjusted weighted average units outstanding of 3,979,376 for 1995.

(4)  Historical  distributions  per unit for the years ended  December 31, 1999,
     1998,  1997 and 1996  consist of  distributions  declared  for the periods  then ended. As adjusted  distributions  per unit for the year ended December 31, 1995 are based on $0.30 per unit per quarter.

(5)  EBIDA is computed as income (loss) before  extraordinary items plus interest expense, depreciation and amortization, gains (losses) on disposal of properties and loss provisions. In 1996, consolidation and litigation costs were also added back to net income to determine EBIDA. The Operating  Partnership  believes that in addition to net income and cash flows, EBIDA is a useful measure of financial performance  because,  together with net income and cash flows,  EBIDA  provides investors with an additional  basis to evaluate its ability to incur and service debt and to fund acquisitions,  developments and other capital expenditures.  To evaluate  EBIDA and the trends it  depicts,  the  components  of EBIDA,  such as
     rental   revenues,   rental   expenses,   real  estate  taxes  and  general  and
     administrative expenses, should be considered.  See "Management's Discussion and
     Analysis of Financial Condition and Results of Operations."  Excluded from EBIDA are financing costs such as interest as well as depreciation  and  amortization, each of which can significantly  affect the Operating  Partnership's  results of operations  and liquidity  and should be considered in evaluating  the Operating
     Partnership's  operating  performance.  Further,  EBIDA does not  represent  net income or cash flows from  operating,  financing  and  investing  activities  as defined by generally  accepted  accounting  principles and does not  necessarily indicate  that  cash  flows  will be  sufficient  to fund  all of the  Operating
     Partnership's  cash needs.  It should not be considered as an alternative to net income, as an indicator of the Operating  Partnership's operating performance or as an  alternative  to cash flows as a measure of liquidity.  Further,  EBIDA as disclosed by other  similar  companies  may not be  comparable  to the Operating
     Partnership's  calculation of EBIDA.  The following table  reconciles net income
     (loss) of the  Operating  Partnership  to EBIDA for the  periods  presented  (in thousands):

                                                                                                        GRT
                                                                                                     Predecessor
                                                            The Operating Partnership                 Entities
                                                 -----------------------------------------------    -------------
                                                          For the Year Ended December 31,
                                                 ----------------------------------------------------------------
                                                 Historical   Historical  Historical  Historical     Historical
                                                    1999         1998        1997        1996           1995
                                                 ----------- ----------- ----------- -----------    -------------
                   Net income (loss) before       $  53,949   $  46,136   $  17,727   $  (1,901)     $     524
                      Preferred Partner
                      Interest Distributions
                   Extraordinary item......            (984)      1,400         843         186             --
                   Interest expense........          64,782      53,289       9,668       3,913          2,129
                   Depreciation and                  58,295      50,169      14,829       4,583          4,762
                   amortization
                   Net (gain) loss on sales of
                      real estate assets...          (9,013)     (4,796)     (1,491)       (321)            --
                   Loss on sale of mortgage
                      loan receivable                 1,229          --          --          --             --
                   Loss on interest rate
                      protection agreement.              --       4,323          --          --             --
                   Consolidation and                     --          --          --       7,237             --
                   litigation costs
                   Loss provisions.........              --          --          --          --          1,876
                                                 =========== =========== =========== ===========    =============
                   EBIDA...................       $ 168,258   $ 150,521   $  41,576   $  13,697      $   9,291
                                                 =========== =========== =========== ===========    =============

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

Results of Operations

Comparison of the year ended December 31, 1999 to the year ended December 31, 1998.

Following is a table of net operating income by property type, for comparative purposes, presenting the results for the years ended December 31, 1999 and 1998.

                                      Results of Operations by Property Type
                                  For the Years Ended December 31, 1999 and 1998
                                                  (in thousands)

                                  Office/                               Multi-    Hotel and    Property    Eliminating   Total
                       Office       Flex     Industrial    Retail       family      Other        Total      Entry(1)    Reported

1999
Rental Revenue        $120,135     $35,772      $18,694      $11,182     $68,144      $1,412     $255,339           -    $255,339
Operating Expenses      46,840      10,184        4,445        3,640      30,570         420       96,099     ($8,062)     88,037
Net Operating Income    73,295      25,588       14,249        7,542      37,574         992      159,240       8,062     167,302
   Percentage of
    Total NOI              46%         16%           9%           5%         23%          1%         100%


1998
Rental Revenue        $117,746     $36,987      $16,104      $12,072     $40,865      $4,182     $227,956           -    $227,956
Operating Expenses      44,775      10,898        3,609        3,840      17,235         967       81,324     ($5,898)     75,426
Net Operating Income    72,971      26,089       12,495        8,232      23,630       3,215      146,632       5,898     152,530
   Percentage of
    Total NOI              50%         18%           8%           6%         16%          2%         100%


(1) Eliminating entry represents internal market level property management fees included in operating expenses to provide comparison to industry performance.

Rental Revenue. Rental revenue increased $27,383,000, or 12%, to $255,339,000 for the year ended December 31, 1999, from $227,956,000 for the year ended
December 31,  1998.  The  increase  included  growth in revenue from the office,

industrial, and multifamily Properties of $2,389,000, $2,590,000 and $27,279,000, respectively. These increases were partially offset by decreases in revenue from the office/flex, retail and hotel Properties of $1,215,000, $890,000 and $2,770,000, respectively, due to the 1998 and 1999 sales of 13 office/flex, three retail and five hotel properties. Excluding properties that have been sold, rental revenue for the year ended December 31, 1999, included $16,504,000 generated from the 1996 Acquisitions, $86,695,000 generated from the 1997 Acquisitions, $132,370,000 generated from the 1998 Acquisitions and $6,958,000 generated from the 1999 Acquisitions. In addition, $12,812,000 of rental revenue was generated from 36 properties that were sold in 1999.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Operating Partnership under property and asset management agreements with the Managed Partnerships. This revenue increased $510,000, or 18%, to $3,312,000 for the year ended December 31, 1999, from $2,802,000 for the year ended December 31, 1998. The change consists primarily of increased transaction fees from GC, which were generated from the disposition of a property and development fees paid by an affiliated entity, and fees earned for the management of two properties in which the Operating Partnership owns a 10% interest. These management fees did not occur in 1998.

Interest and Other Income. Interest and other income increased $1,847,000 or 41%, to $6,404,000 for the year ended December 31, 1999, from $4,557,000 for the year ended December 31, 1998. The increase primarily consisted of interest income on a mortgage loan receivable secured by land located in Aurora, Colorado which originated on June 30, 1998, and interest earned on lender impound accounts and invested cash balances.

Equity in Earnings of Associated Companies. Equity in earnings of Associated Companies decreased $92,000, or 7%, to $1,222,000 for the year ended December 31, 1999, from $1,314,000 for the year ended December 31, 1998. The decrease is primarily due to a decrease in earnings from GC resulting from a provision to reduce the carrying value of management contracts with certain of the Managed Partnerships. This decrease is also due to a decrease in earnings from GHG resulting from the cancellation of GHG's hotel leases with the Operating Partnership.

Net Gain on Sales of Real Estate Assets and Repayment of Notes Receivable. The net gain on sales of real estate assets and repayment of notes receivable of $9,013,000 during the year ended December 31, 1999, resulted from the sales of eight office properties, 13 office/flex properties, three retail properties, seven industrial properties, one multifamily property, two hotel properties, a small interest in real estate securities from the Operating Partnership's portfolio, and a reduction in the purchase price of a hotel sold in 1998 for which the Operating Partnership received full payment on all seller financing in 1999. The net gain on sales of real estate assets and repayment of notes receivable of $4,796,000 during the year ended December 31, 1998, resulted from the sales of one office property, two office/flex properties, four industrial properties, one multifamily property and three hotel properties from the Operating Partnership's portfolio.

Property Operating Expenses. Property operating expenses increased $12,611,000, or 17%, to $88,037,000 for the year ended December 31, 1999, from $75,426,000 for the year ended December 31, 1998. This increase represents increases in property operating expenses attributable to the 1998 Acquisitions and the 1999 Acquisitions offset by decreases in property operating expenses due to the 1998 and 1999 sales of properties.

General and Administrative Expenses. General and administrative expenses decreased $1,010,000, or 9%, to $9,672,000 for the year ended December 31, 1999, from $10,682,000 for the year ended December 31, 1998. The decrease is primarily due to a reduction in staff and overhead expenses in response to a decrease in acquisition and marketing activities since mid-1998 and a reduction in the number of properties owned. As a percentage of rental revenue, general and administrative expenses decreased from 4.7% for the year ended December 31, 1998 to 3.8% for the year ended December 31, 1999.

Depreciation and Amortization. Depreciation and amortization increased $8,126,000, or 16%, to $58,295,000 for the year ended December 31, 1999, from
$50,169,000 for the year ended December 31, 1998. The increase is primarily due to depreciation and amortization associated with the 1998 Acquisitions and 1999 Acquisitions.

Interest Expense. Interest expense increased $11,493,000, or 22%, to $64,782,000 for the year ended December 31, 1999, from $53,289,000 for the year ended
December 31, 1998. Substantially all of the increase was the result of higher average borrowings during the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to new debt and the assumption of debt related to the 1998 Acquisitions and 1999 Acquisitions.

Loss on Sale of Mortgage Loan Receivable. During 1999, a note secured by an office property in Phoenix, Arizona was sold to a third-party at a discount of $1,229,000. The proceeds of the sale were invested in the repurchase of preferred stock.

Net  Gain  (Loss)  on  Early   Extinguishment   of  Debt.   Net  gain  on  early
extinguishment of debt of $984,000 during the year ended December 31, 1999, consists of $3,115,000 of net gains on retirement of Senior Notes at a discount, offset by $2,026,000 of losses due to prepayment penalties and $105,000 of losses due to the write-off of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing (discussed below) and upon the sale of the properties securing the loans. Net loss on early extinguishment of debt of $1,400,000 during the year ended December 31, 1998, consisted of prepayment penalties and the write-off of unamortized loan fees upon the early payoff of debt. Various loans were paid-off early when more favorable terms were obtained through new financing and upon the sale of one of the hotels.

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

               Results of Operations by Property Type
           For the Years Ended December 31, 1998 and 1997
                           (in thousands)

                                  Office/                               Multi-    Hotel and    Property    Eliminating   Total
                       Office       Flex     Industrial    Retail       family      Other        Total      Entry(1)    Reported

1998
Rental Revenue        $117,746     $36,987      $16,104      $12,072     $40,865      $4,182     $227,956           -    $227,956
Operating Expenses      44,775      10,898        3,609        3,840      17,235         967       81,324     ($5,898)     75,426
Net Operating Income    72,971      26,089       12,495        8,232      23,630       3,215      146,632       5,898     152,530
   Percentage of
    Total NOI              50%         18%           8%           6%         16%          2%         100%


1997
Rental Revenue         $25,071     $10,354       $7,320       $7,224      $5,536      $5,980      $61,485        ($92)    $61,393
Operating Expenses       9,986       3,062        1,459        2,183       2,309       1,894       20,893          11      20,904
Net Operating Income    15,085       7,292        5,861        5,041       3,227       4,086       40,592        (103)     40,489
   Percentage of
    Total NOI              37%         18%          15%          12%          8%         10%         100%


(1) Eliminating entry represents internal market level property management fees included in operating expenses to provide comparison to industry performance.

Rental Revenue. Rental revenue increased $166,563,000, or 271%, to $227,956,000 for the year ended December 31, 1998, from $61,393,000 for the year ended
December 31, 1997. The increase included growth in revenue from the office, office/flex, industrial, retail and multifamily Properties of $92,675,000, $26,633,000, $8,784,000, $4,848,000 and $35,329,000, respectively. These increases were partially offset by a $1,798,000 decrease in revenue from the hotel Properties due to the 1998 sales of two hotels. Rental revenue for the year ended December 31, 1998, included $17,404,000 of rental revenue generated from the acquisition of 20 properties in 1996, $96,130,000 of rental revenue generated from the acquisition of 90 properties in 1997 and $104,254,000 of rental revenue generated from the acquisition of 69 properties in 1998.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Operating Partnership under property and asset management agreements with the Managed Partnerships. This revenue increased $2,083,000, or 290%, to $2,802,000 for the year ended December 31, 1998, from
$719,000 for the year ended December 31, 1997. The change consisted primarily of increased lease commissions from an affiliated entity and fees resulting from the sale of managed properties.

Interest and Other Income. Interest and other income increased $2,930,000, or 180%, to $4,557,000 for the year ended December 31, 1998, from $1,627,000 for the year ended December 31, 1997. This increase was primarily due to $1,749,000 of interest income on a mortgage loan receivable secured by Gateway Center which originated on June 30, 1998. In addition, in 1998, the Operating Partnership invested approximately $20 million in the securities of a private REIT which was accounted for using the equity method. In 1998, the Operating Partnership recognized approximately $990,000 as equity in the earnings of this private REIT.

Equity in Earnings of Associated Companies. Equity in earnings of Associated Companies decreased $1,429,000, or 52%, to $1,314,000 for the year ended December 31, 1998, from $2,743,000 for the year ended December 31, 1997. The decrease was primarily due to a decrease in earnings from GHG resulting from the June 30, 1998 cancellation of GHG's hotel leases with the Operating Partnership. The Operating Partnership cancelled the leases with GHG when it sold two of its hotels and leased the other four hotels to other operators. In December 1998, one of the remaining four hotels was sold to one of the operators and two other hotels were in contract to be sold to another operator in 1999. This decrease was partially offset by transaction fees earned by GC related to the disposition of several properties under its management.

Net Gain on Sales of Real Estate Assets and Repayment of Notes Receivable. The net gain on sales of real estate assets and repayment of notes receivable of $4,796,000 during the year ended December 31, 1998, resulted from the sales of one office property, two office/flex properties, four industrial properties, one multifamily property and three hotel properties from the Operating Partnership's portfolio. This net gain was partially offset by a $3.1 million loss on the sale of the Operating Partnership's investment in the securities of a private REIT. The net gain on sales of real estate assets and repayment of notes receivable of $1,491,000 during the year ended December 31, 1997, resulted from the sales of 16 retail properties from the Operating Partnership's portfolio, which resulted in a net gain of $839,000, and the collection of a mortgage loan receivable which had a net carrying value of $6,700,000. The payoff amount totaled $6,863,000, plus a $500,000 note receivable, which, net of legal costs, resulted in a gain of $652,000.

Property Operating Expenses. Property operating expenses increased $54,522,000, or 261%, to $75,426,000 for the year ended December 31, 1998, from $20,904,000 for the year ended December 31, 1997. This increase primarily consisted of $22,750,000 attributable to the 1997 Acquisitions and $31,997,000 attributable to the 1998 Acquisitions.

General and Administrative Expenses. General and administrative expenses increased $6,680,000, or 167%, to $10,682,000 for the year ended December 31, 1998, from $4,002,000 for the year ended December 31, 1997. The increase was primarily due to increased salary and overhead costs resulting from the 1997 Acquisitions and 1998 Acquisitions. As a percentage of rental revenue, general and administrative expenses actually decreased from 6.5% for the year ended December 31, 1997 to 4.7% for the year ended December 31, 1998.

Depreciation and Amortization. Depreciation and amortization increased $35,340,000, or 238%, to $50,169,000 for the year ended December 31, 1998, from
$14,829,000 for the year ended December 31, 1997. The increase was primarily due to depreciation and amortization associated with the 1997 Acquisitions and 1998 Acquisitions.

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

Loss on Interest Rate Protection Agreement. During 1998, the Operating Partnership entered into a forward interest rate agreement to lock in the risk-free interest component of a portion of a secured mortgage to be issued in October 1998. The 10-year Treasury rates decreased during the term of the hedge. During the fourth quarter of 1998, the Operating Partnership recorded an expense for its payment of $4,323,000 to terminate a portion of the forward interest rate agreement in connection with a reduction in the amount of the mortgage to be issued. The Operating Partnership's payment of $6,244,000 in settlement of the remaining portion of the forward interest rate agreement has offset the reduced financing costs of the $248.8 million mortgage issued in October 1998.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $1,400,000 during the year ended December 31, 1998, consisted of prepayment penalties and the write-off of unamortized loan fees upon the early payoff of debt. Various loans were paid-off early when more favorable terms were obtained through new financing (discussed below) and upon the sale of one of the hotels. Net loss on early extinguishment of debt of $843,000 during the year ended December 31, 1997, resulted from the write-off of unamortized loan fees related to a $50 million secured line of credit which was replaced with a $250 million unsecured line of credit (the "Credit Facility") from a commercial bank.

Liquidity and Capital Resources

Cash Flows
For the year ended December 31, 1999, cash provided by operating activities increased by $3,875,000 to $92,004,000 as compared to $88,129,000 in 1998. The increase is primarily due to an increase in net income (before depreciation and amortization, net gain on sales of real estate assets, loss on sale of mortgage loan receivable and net gain on early extinguishment of debt) of $10,567,000 due to the 1998 Acquisitions and 1999 Acquisitions, offset by an increase in cash used for other assets and liabilities. Cash from investing activities increased by $696,711,000 to $82,871,000 for the year ended December 31, 1999, as compared to $613,840,000 of cash used for investing activities for the same period in 1998. The change is primarily due to decreased property acquisitions and increased property dispositions from 1998 to 1999. During the year ended December 31, 1998, the Operating Partnership acquired 69 properties as compared to ten properties during the year ended December 31, 1999 and disposed of 34 properties in 1999 as compared to 11 in 1998. In addition, cash used for investments in development and mortgage loans receivable decreased significantly during the year ended December 31, 1999 as compared to the same period in 1998. Cash from financing activities decreased by $698,591,000 to $172,531,000 of cash used for financing activities for the year ended December 31, 1999, as compared to $526,060,000 of cash provided by financing activities for the same period in 1998. This change was primarily due to a decrease in contributions from the Company of the net proceeds from the issuance of stock, a decrease in the proceeds from new debt and an increase in cash used for the retirement of Senior Notes, partner distributions and redemption of units, offset by a decrease in the repayment of other debt. Subsequent to its original formation, the Company issued additional equity in the form of common and preferred shares. The proceeds from these offerings were contributed to the Operating Partnership. As a result of a preferred stock offering in 1998, the Company holds a preferred partner interest which has been accounted for as additional paid in capital in the accompanying financial statements. No additional units were issued in exchange for this contribution, however it entitles the Company to a preferred partner interest distribution sufficient to pay the Company's preferred stock distributions, which are paid at a rate of $1.94 per share. There have been no such offerings in 1999. In addition, in 1998, the Operating Partnership issued $150,000,000 of unsecured Senior Notes.

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

Mortgage Loans Receivable
Mortgage loans receivable decreased from $42,420,000 at December 31, 1998, to $37,582,000 at December 31, 1999. This decrease was primarily due to the payoff of two loans totaling $4.3 million and a $1.6 million decrease in a loan secured by a hotel property resulting from a subsequent adjustment to the sales price, offset by a $1,141,000 loan made by the Operating Partnership to the buyer of one of the hotel properties and accrued interest on a loan made by the Operating Partnership under a development alliance.

Secured and Unsecured Financing
Mortgage loans payable decreased from $708,578,000 at December 31, 1998, to $701,715,000 at December 31, 1999. This decrease resulted from the payoff of approximately $167,438,000 of mortgage loans in connection with 1999 sales of properties and refinancing of debt, and scheduled principal payments of approximately $9,500,000. This decrease is partially offset by $39,275,000 of new mortgage loans in connection with 1999 Acquisitions and new financing of $130,800,000 (as discussed below).

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

In August 1999, the Operating Partnership closed a $97.6 million secured financing with a commercial bank ("Secured Financing"). The proceeds from this financing, combined with proceeds from a new $7.2 million mortgage and a draw on the Credit Facility, were used to retire a $113.2 million mortgage which would have matured in December of 1999. The new financing is a revolving line of credit maturing in five years with a five-year extension option, and bears interest at a floating rate equal to 75 basis points over the rate for 90-day mortgage backed securities credit-enhanced by FNMA. The December 31, 1999 interest rate on this loan was 6.53%.

In connection with the Secured Financing, the Operating Partnership entered into an interest rate cap agreement to hedge increases in interest rates above a specified level of 11.21%. The agreement is for a term concurrent with the Secured Financing instrument, is indexed to a 90-day LIBOR rate, and is for a notional amount equal to the maximum amount available on the Secured Financing loan. As of December 31, 1999, the 90-day LIBOR rate was 6.00125%. The Operating Partnership paid a fee at the inception of the cap agreement, which is being amortized as additional interest expense over the life of the agreement.

In November 1999, through the acquisition of a property through one of the Operating Partnership's development alliances, the Operating Partnership assumed a $10 million loan from a commercial bank. This loan is secured by one office property, has a maturity date of June 30, 2000 and bears interest at a floating rate of LIBOR plus 2.50% (the December 31, 1999 interest rate on this loan was 8.32%).

In December 1999, the Operating Partnership obtained an unsecured term loan from a commercial bank whereby, until December 9, 2000, the Operating Partnership can borrow the lesser of $125 million or the then Loan Availability (as defined). Any unborrowed amounts from the loan at December 9, 2000 will be cancelled. At December 31, 1999, $33,865,000 was outstanding on the loan. This loan has a maturity date of June 10, 2002 and bears interest at a floating rate of LIBOR plus 1.75%. The December 31, 1999 interest rate on this loan was 8.25%.

In the second, third and fourth quarters of 1999, the Operating Partnership retired approximately $58.9 million of unsecured Senior Notes at a discount. As a result of these transactions, a net gain on early extinguishment of debt of approximately $3.1 million was recorded which is included in the net gain on early extinguishment of debt on the accompanying consolidated statement of income for the year ended December 31, 1999.

In connection with the loan payoffs discussed above and the payoff of other mortgage debt, the Operating Partnership recorded a net gain on early extinguishment of debt of $984,000 for the year ended December 31, 1999. This gain consists of $3,115,000 of net gains on retirement of Senior Notes (as discussed above) offset by $2,026,000 of losses due to prepayment penalties and $105,000 of losses due to the write-off of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing (discussed above) and upon the sale of the properties securing the loans.

The Operating Partnership has an unsecured line of credit provided by a group of commercial banks (the "Credit Facility"). Outstanding borrowings under the Credit Facility increased from $63,519,000 at December 31, 1998, to $70,628,000 at December 31, 1999. The increase was due to draws of $177,683,000 for acquisitions, stock repurchases, purchases of the Operating Partnership's Senior Notes, and debt refinancing, offset by pay downs of $170,574,000 generated from proceeds from the sales of properties and cash from operations. In June 1999, in order to increase the Operating Partnership's financial flexibility, the Credit Facility was modified to increase the commitment from $100 million to $142.5 million. The interest rate, monthly payments and maturity date of December 2000, remained unchanged. Subsequent to December 31, 1999, the maturity date was extended to June 2002.

At December 31, 1999, the Operating Partnership's total indebtedness included fixed-rate debt of $646,763,000 and floating-rate indebtedness of $250,595,000. Approximately 65% of the Operating Partnership's total assets, comprising 102 properties, is encumbered by debt at December 31, 1999.

It is the Operating Partnership's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At December 31, 1999, approximately 28% of the Operating Partnership's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. The Operating Partnership may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Operating Partnership's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At December 31, 1999, the Operating Partnership was not a party to any open interest rate protection agreements other than the interest rate cap contract associated with the Secured Financing discussed above.

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

Development Alliances
The Operating Partnership currently has 3 development alliances for the development of approximately 885,000 square feet of office, office/flex and distribution properties and 1,614 multifamily units in Colorado, Texas, New Jersey, Kansas and Michigan. As of December 31, 1999, the Operating Partnership has an investment in these development projects of approximately $33 million. Under these development alliances, the Operating Partnership has certain rights to purchase the properties upon completion of development over the next five years. In addition, the Operating Partnership has loaned approximately $36.4 million (including accrued interest) under another development alliance to continue the build-out of a 1,200 acre master-planned development in Denver, Colorado.

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

The Limited Availability of and Competition for Real Estate Acquisitions May Restrict the Operating Partnership's Ability to Grow
The Operating Partnership's growth depends, in part, upon acquisitions. The Operating Partnership cannot be sure that properties will be available for acquisition or, if available, that it will be able to purchase those properties on favorable terms. The unavailability of such acquisitions could limit the Operating Partnership's growth. Furthermore, the Operating Partnership faces competition from several other businesses, individuals, fiduciary accounts and plans and entities in the acquisition, operation and sale of properties. Some of the Operating Partnership's competitors are larger than it is and have greater financial resources than it does. This competition could cause the cost of properties it wishes to purchase to rise. If the Operating Partnership is unable to continue to grow through acquisitions, then its results of operations and financial condition could be negatively impacted.

Competition for Tenants Could Adversely Affect the Operating Partnership's Operations
When space becomes available at the Operating Partnership's properties, the leases may not be renewed, the space may not be leased or re-leased, or the terms of the renewal or re-lease (including the cost of required renovations or concessions to tenants) may be less favorable to it than the prior lease. The Operating Partnership has established annual property budgets that include estimates of costs for renovation and re-leasing expenses. The Operating Partnership believes that these estimates are reasonable in light of each property's situation; however, no assurance can be given that these estimates will sufficiently cover these expenses. If the Operating Partnership cannot lease all or substantially all of the space at its properties promptly, if the rental rates are significantly lower than expected, or if the Operating Partnership's reserves for these purposes prove inadequate, then the Operating Partnership's results of operations and financial condition could be negatively impacted.

Tenants' Defaults Could Adversely Affect the Operating Partnership's Operations The Operating Partnership's ability to manage its assets is subject to federal bankruptcy laws and state laws that limit creditors' rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, the Operating Partnership cannot be sure that it could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. The Operating Partnership also cannot be sure that it would receive rent in the proceeding sufficient to cover its expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply, which in some instances may restrict the amount and recoverability of the Operating Partnership's claims against the tenant. A tenant's default on its obligations to the Operating Partnership could adversely affect its results of operations and financial condition.

Cash Flow May Be Insufficient for Debt Service Requirements
The Operating Partnership intends to incur indebtedness in the future, including through borrowings under its Credit Facility, to finance property acquisitions, retirement of debt and stock repurchases. As a result, the Operating Partnership expects to be subject to the following risks associated with debt financing including:

     that interest rates may increase;
     that the Operating Partnership's cash flow may be insufficient to meet required payments on its debt;
     and
     that the Operating Partnership may be unable to refinance or repay the debt as it comes due.

Debt Restrictions May Affect Operations and Negatively Affect the Operating Partnership's Ability to Repay Indebtedness at Maturity
The Operating Partnership's current $142.5 million unsecured Credit Facility contains provisions that restrict the amount of distributions it can make. These provisions provide that distributions may not exceed 90% of funds from operations for any fiscal quarter. If the Operating Partnership cannot obtain acceptable financing to repay indebtedness at maturity, it may have to sell properties to repay indebtedness or properties may be foreclosed upon, which could adversely affect its results of operations, financial condition and ability to service debt. Also, as of December 31, 1999, approximately $470.4 million of the Operating Partnership's total indebtedness included secured mortgages with cross-collateralization provisions. In the event of a default, the holders of this indebtedness may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by these properties. Foreclosure of properties would cause a loss to the Operating Partnership of income and asset value.

Fluctuations in Interest Rates May Adversely Affect the Operating Partnership's Operations
As of December 31, 1999, the Operating Partnership had approximately $250.6 million of variable interest rate indebtedness. Accordingly, an increase in interest rates will adversely affect the Operating Partnership's net income and results of operations.

Management of Newly Acquired Properties Could Be Difficult
Since the Consolidation on December 31, 1995, and through December 31, 1999, the Operating Partnership acquired approximately $1.9 billion in properties. To manage these new properties effectively, the Operating Partnership has sought to successfully apply its experience managing its existing portfolio to expanded markets and to an increased number of properties. The assimilation of these properties is a continuing process whose success cannot be assured indefinitely. Should the Operating Partnership encounter future difficulties in managing these newly acquired properties, this could adversely affect its results of operations and financial condition.

Acquisitions Could Adversely Affect Operations
Consistent with the Operating Partnership's growth strategy, the Operating Partnership is continually pursuing and evaluating potential acquisition opportunities. From time to time the Operating Partnership is actively considering the possible acquisition of specific properties, which may include properties managed by GC or owned by affiliated parties. It is possible that one or more of such possible future acquisitions, if completed, could adversely affect the Operating Partnership's results of operations and financial condition.

Potential Adverse Consequences of Transactions Involving Conflicts of Interest The Operating Partnership has acquired, and from time to time may acquire, properties from partnerships that Robert Batinovich, the Company's Chairman and Chief Executive Officer, and Andrew Batinovich, the Company's President and Chief Operating Officer, control, and in which they and members of their families have substantial interests. These transactions involve or will involve conflicts of interest. These transactions also may provide substantial economic benefits to those individuals such as:

     payments or issuances of partnership units in the Operating Partnership, relief or deferral of tax liabilities, relief of primary or secondary liability for debt, and reduction in exposure to other property-related liabilities.

The Operating Partnership's policy provides that interested directors may not vote with regard to transactions in which they have a substantial interest. These transactions may only be completed if they are approved by a majority of the disinterested directors, with the interested directors abstaining. Despite this policy and the presence of appraisals or fairness opinions or review by parties who have no interest in the transactions, the transactions will not be the product of arm's-length negotiation. These transactions may not be as favorable to the Operating Partnership as transactions that it negotiates with unrelated parties and they could result in undue benefit to Robert and Andrew Batinovich and members of their families. None of these parties has guaranteed that any properties acquired from entities they control or in which they have a significant interest will be as profitable as other investments made by the Operating Partnership or will not result in losses.

Dependence on Executive Officers
The Operating Partnership depends on the efforts of Robert Batinovich, its Chief Executive Officer and Andrew Batinovich, its President and Chief Operating Officer, and of its other executive officers. The loss of the services of any of them could have an adverse effect on the Operating Partnership's results of operations and financial condition. Both Robert and Andrew Batinovich have entered into employment agreements with the Company.

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

Tenants of the Operating Partnership's properties generally are required by their leases to operate in compliance with all applicable Environmental Laws, and to indemnify the Operating Partnership against any environmental liability arising from their activities on the properties. However, the Operating Partnership could be subject to environmental liability relating to its management of the properties or strict liability by virtue of its ownership interest in the properties. Also tenants may not satisfy their indemnification obligations under the leases. The Operating Partnership is also subject to the risk that:

     any environmental assessments of its properties, properties being considered for acquisition, or the properties owned by the partnerships managed by GC may not have revealed all potential environmental liabilities, any prior owner or prior or current operator of such properties may have created an environmental condition not known to the Operating Partnership, or an environmental condition may otherwise exist as to any one or more of such properties.

Any one of these conditions could have an adverse effect on the Operating Partnership's results of operations and financial condition or ability to service debt, either directly (with respect to its properties), or indirectly (with respect to properties owned by partnerships managed by GC). Any condition adversely affecting the financial condition of GC could adversely affect the Operating Partnership by diminishing the value of its interest in GC. Moreover, future environmental laws, ordinances or regulations may have an adverse effect on the Operating Partnership's results of operations, financial condition and ability to service debt. Also, the current environmental condition of those properties may be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to the Operating Partnership.

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

All of the properties that the Operating Partnership presently owns have been subject to Phase I environmental assessments by independent environmental consultants. Some of the Phase I environmental assessments recommended further investigations in the form of Phase II environmental assessments, including soil and groundwater sampling. The Operating Partnership has completed all of these investigations or is in the process of completing them. Certain of the Operating Partnership's properties have been found to contain asbestos-containing building materials. The Operating Partnership believes that these materials have been adequately contained and it has implemented an asbestos-containing building materials operations and maintenance program for the properties found to contain asbestos-containing building materials.

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

Potential Environmental Liability Resulting From Underground Storage Tanks
Some of the Operating Partnership's properties, as well as properties that it has previously owned, are leased or have been leased to owners or operators of businesses that use, store or otherwise handle petroleum products or other hazardous or toxic substances. These businesses include dry cleaners that operate on-site dry cleaning plants and auto care centers. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. These operations create a potential for the release of those substances. Some of the Operating Partnership's properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Several of the Operating Partnership's properties have been contaminated with these substances from on-site operations or operations on adjacent or nearby properties. In addition, certain of the Operating Partnership's properties are on, or are adjacent to or near other properties upon which others, including former owners or tenants of the properties, have engaged or may engage in activities that may release petroleum products or other hazardous or toxic substances.

Environmental Liabilities May Adversely Affect Operating Costs and Ability to Borrow
The obligation to pay for the cost of complying with existing Environmental Laws as well as the cost of complying with future legislation may affect the Operating Partnership's operating costs. In addition, the presence of petroleum products or other hazardous or toxic substances at any of the Operating Partnership's properties, or the failure to remediate those properties properly, may adversely affect its ability to borrow by using those properties as collateral. The cost of defending against claims of liability and the cost of complying with Environmental Laws, including investigation or clean-up of contaminated property, could materially adversely affect the Operating Partnership's results of operations and financial condition.

General Risks of Ownership of Real Estate
The Operating Partnership is subject to risks generally incidental to the ownership of real estate. These risks include:

    - changes in general economic or local conditions;
    - changes in supply of or demand for similar or competing properties in an area;
    - the impact of environmental protection laws;
    - changes in interest rates and availability of financing which may render the sale or financing of a property difficult or unattractive;
    - changes in tax, real estate and zoning laws; and
    - the creation of mechanics' liens or similar encumbrances placed on the property by a lessee or other parties without the Operating Partnership's knowledge and consent.

Should any of these events occur, the Operating Partnership's results of operations and financial condition could be adversely affected.

General Risks Associated With Management, Leasing and Brokerage Contracts
The Operating Partnership is subject to the risks generally associated with the property management, leasing and brokerage businesses. These risks include the risk that:

    - management contracts or service agreements may be terminated;
    - contracts will not be renewed upon expiration or will not be renewed on terms consistent with current terms; and
    - leasing and brokerage activity generally may decline.

In addition, the Operating Partnership's acquisition of properties from partnerships managed by GC or another subsidiary could result in a decrease in revenues to such subsidiary and a corresponding decrease in dividends received by the Operating Partnership from such subsidiary. Each of these developments could have an adverse effect on the Operating Partnership's results of operations and financial condition.

Uninsured Losses May Adversely Affect Operations
The Operating Partnership, or in certain instances, tenants of the properties, carry comprehensive liability, fire and extended coverage with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, the Operating Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Operating Partnership could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on the Operating Partnership's results of operations and financial condition.

Illiquidity of Real Estate May Limit Our Ability to Vary the Operating Partnership's Portfolio
Real estate investments are relatively illiquid and, therefore, will tend to limit the Operating Partnership's ability to vary its portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended (the "Code"), and individual agreements with sellers of properties place limits on the Operating Partnership's ability to sell properties. Fifty-five of the Operating Partnership's properties were acquired on terms and conditions under which they can be disposed of only in a like-kind exchange or other non-taxable transaction. The agreed upon time periods for these restrictions on dispositions vary from transaction to transaction.

Potential Liability Under the Americans With Disabilities Act
As of January 26, 1992, all of the Operating Partnership's properties were required to be in compliance with the Americans With Disabilities Act. The Americans With Disabilities Act generally requires that places of public accommodation be made accessible to people with disabilities to the extent readily achievable. Compliance with the Americans With Disabilities Act requirements could require removal of access barriers. Non-compliance could result in imposition of fines by the federal government, an award of damages to private litigants and/or a court order to remove access barriers. Because of the limited history of the Americans With Disabilities Act, the impact of its application to the Operating Partnership's properties, including the extent and timing of required renovations, is uncertain. Pursuant to lease agreements with tenants in certain of the "single-tenant" properties, the tenants are obligated to comply with the Americans With Disabilities Act provisions. If the Operating Partnership's costs are greater than anticipated or tenants are unable to meet their obligations, the Operating Partnership's results of operations and financial condition could be adversely affected.

Development Alliances May Adversely Affect Operations
The Operating Partnership may, from time to time, enter into alliances with selected developers for the purpose of developing new projects in which these developers have, in the opinion of management, significant expertise or experience. These projects generally require various governmental and other approvals, the receipt of which cannot be assured. These development activities also may entail certain risks, including the risk that:

    - management may expend funds on and devote time to projects which may not come to fruition;
    - construction   costs  of  a  project  may  exceed  original   estimates,
      possibly  making  the  project uneconomical;
    - occupancy rates and rents at a completed project may be less than anticipated; and
    - expenses at a completed development may be higher than anticipated.

In addition, the partners in development alliances may have significant control over the operation of the alliance project. Therefore, these investments may, under certain circumstances, involve risks such as the possibility that the partner might:

    - become bankrupt;
    - have economic or business interests or goals that are inconsistent with the Operating Partnership's business interest or goals; or
    - be in a position to take action contrary to the Operating Partnership's instructions or requests or contrary to its policies or objectives.

Consequently, actions by a partner in a development alliance might subject property owned by the alliance to additional risk. Although the Operating Partnership will seek to maintain sufficient control of any alliance to permit its objectives to be achieved, the Operating Partnership may be unable to take action without the approval of its development alliance partners. Conversely, the Operating Partnership's development alliance partners could take actions binding on the alliance without the Operating Partnership's consent. In addition, should a partner in a development alliance become bankrupt the Operating Partnership could become liable for the partner's share of the project's liabilities. These risks may result in a development project adversely affecting the Operating Partnership's results of operations and financial condition.

Material Tax Risks
Since 1996, the Company has operated as a REIT under the Code. However, the Company may not be able to maintain its status as a REIT. To qualify as a REIT the Company must satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions. Only limited judicial or administrative interpretation exists for these provisions and involves the determination of various factual matters and circumstances not entirely within the Company's control. The Company receives nonqualifying management fee income and owns nonqualifying preferred stock in certain subsidiaries. As a result, the Company may approach the income and asset test limits imposed by the Code. There is a risk that the Company may not satisfy these tests. In order to avoid exceeding the asset test limit, for example, the Company may have to reduce its interest in its subsidiaries. The Company is relying on the opinion of its tax counsel regarding its ability to qualify as a REIT. This legal opinion, however, is not binding on the Internal Revenue Service ("IRS").

Consequences of Failure to Qualify as a REIT
If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to federal income tax on its taxable income at corporate rates. In addition, the Company also may be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify.

This would reduce the Company's net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, the Company would no longer be required to make distributions to stockholders.

Even if the Company continues to qualify as a REIT, it will be subject to certain federal, state and local taxes on its income and property.

Possible Changes in Tax Laws; Effect on the Market Value of Real Estate Investments
Income tax treatment of REITs may be modified by legislative, judicial or administrative action at any time. These changes may be applied to past as well as future operations. Legislation, regulations, administrative interpretations or court decisions may significantly change the tax laws with respect to (1) the qualification as a REIT or (2) the federal income tax consequences of this qualification. In addition, the changes might also indirectly affect the market value of all real estate investments, and consequently the Company's ability to realize its investment objectives.

Additional Capital Requirements; Possible Adverse Effects on Holders of Equity The Operating Partnership's ability to continue its growth pattern established in 1996-1999, which was funded largely through the raising of equity capital, depends in large part upon its ability to raise additional capital in the future on satisfactory terms. If the Company raises additional capital through the issuance of additional equity securities, or securities convertible into or exercisable for equity securities, the interests of holders of the Company's shares of Common Stock could be diluted. Likewise, the Company's Board of Directors is authorized to issue Preferred Stock and to determine the rights of the Preferred Stock. Accordingly, the Board of Directors may authorize the issuance of Preferred Stock with rights which may dilute or otherwise adversely affect the interests of holders of the Company's shares of Common Stock. If the Operating Partnership raises additional capital through debt financing, it will be subject to the risks described below, among others.

The Operating Partnership's Indebtedness Restrictions May Adversely Affect its Ability to Incur Indebtedness
The Company's organizational documents limit its ability to incur additional debt if the total debt, including the additional debt, would exceed 50% of the "Borrowing Base." This debt limitation in the Company's Charter can only be amended by an affirmative vote of the majority of all outstanding stock entitled to vote on such amendment. The term "Borrowing Base" is defined as the greater of Fair Market Value or Total Market Capitalization. Fair Market Value is based upon the value of the Operating Partnership's assets as determined by an independent appraiser. Total Market Capitalization is the sum of the market value of the Company's outstanding capital stock, including shares issuable on exercise of redemption options by holders of units of the limited partnership, plus debt. An exception is made for refinancings and borrowings required to make distributions to maintain the Company's status as a REIT. In light of these debt restrictions, it should be noted that a change in the value of the Company's common stock could affect the Borrowing Base, and therefore the Operating Partnership's ability to incur additional indebtedness, even though such change in the common stock's value is unrelated to the Operating Partnership's liquidity.

Limitation on Ownership of Common Stock And Stockholder's Rights Plan May Preclude Acquisition of Control
Provisions  of the  Company's  Charter  are  designed  to assist the  Company in maintaining its qualification as a REIT under the Code by preventing concentrated ownership of the Company which might jeopardize REIT qualification. Among other things, these provisions provide that:

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

In addition, in July 1998, the Board of Directors adopted a stockholder rights plan. Under the plan, the Company declared a dividend of rights on its common stock. The rights issued under the plan will be triggered, with certain exceptions, if and when any person or group acquires, or commences a tender offer to acquire, 15% or more of the Company's shares. The rights plan is intended to prevent abusive hostile takeover attempts by requiring a potential acquirer to negotiate the terms of an acquisition with the Board of Directors. However, it could have the effect of deterring or preventing an acquisition of the Company, even if a majority of the Company's stockholders would be in favor of such acquisition, and could also have the effect of making it more difficult for a person or group to gain control of the Company or to change existing management.

Losses Relating to Consolidation
The Company was created through the merger of eight partnerships and a corporation (the "Consolidation"). Prior to the completion of the Consolidation, two lawsuits were filed in 1995 contesting the fairness of the Consolidation, one in California State court and one in federal court. The complaints in both actions alleged, among other things, breaches by the defendants of fiduciary duties and inadequate disclosures. The State court action was settled over the objection of certain parties, and the settlement was approved (or review denied) by the Superior Court of the State of California in and for San Mateo County, the California state court of appeals, the California Supreme Court and the Supreme Court of the United States. In the federal action, the court in December of 1995 deferred all further proceedings pending a ruling in the State court action. Following the final resolution of the State court action, the defendants in January 2000 filed a motion to dismiss the federal court action. As of the date of this report, the plaintiffs had failed to file a timely responsive pleading, so the defendants intend to move for final dismissal. The Company believes that it is very unlikely that this litigation would result in a liability that would exceed the accrued liability by a material amount. However, given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcomes of these actions will be favorable to the Company.

From time to time the Operating Partnership and the Company are involved in other litigation arising out of their business activities. Certain other claims and lawsuits have arisen against the Operating Partnership and the Company in their normal course of business. It is possible that this litigation and the other litigation previously described could result in significant losses in excess of amounts reserved, which could have an adverse effect on their results of operations and financial condition.

Uncertainty Due to the Board of Directors' Ability to Change Investment Policies The Board of Directors may change the Company's investment policies without a vote of the stockholders. If the Company's investment policies change, the risks and potential rewards of an investment in the shares may also change. In addition, the methods of implementing the Company's investment policies may vary as new investment techniques are developed.

Effect of Market Interest Rates on Price of Common Stock
The annual yield on the price paid for shares of the Company's common stock from distributions by the Company may influence the market price of the shares of its common stock in public markets. An increase in market interest rates may lead prospective purchasers of the Company's common stock to seek a higher annual yield from their investments. This may adversely affect the market price of the Company's common stock.

Shares Available for Future Sale
The Company cannot predict the effect, if any, that future sales of shares of its common stock or future conversions or exercises of securities for future sales will have on the market price of its common stock. Sales of substantial amounts of the Company's common stock, or the perception that such sales could occur, may adversely affect the prevailing market price for the Company's common stock.

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

It is the Operating Partnership's policy to manage its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, the Operating Partnership has also entered into variable rate debt arrangements. Approximately 28% and 20% of the Operating Partnership's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates at December 31, 1999 and 1998, respectively. In addition, the average interest rate on the Operating Partnership's debt increased from 7.08% at December 31, 1998 to 7.16% at December 31, 1999. The Operating Partnership reviews interest rate exposure in the portfolio quarterly in an effort to minimize the risk of interest rate fluctuations. The Operating Partnership does not have any other material market-sensitive financial instruments. It is not the Operating Partnership's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

The Operating Partnership may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where management believes the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, the Operating Partnership is entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, the Operating Partnership makes payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At December 31, 1999, the Operating Partnership was not a party to any forward interest rate or similar agreements other than the interest rate cap contract associated with the Secured Financing loan discussed above.

The table below provides information about the Operating Partnership's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.



                                                  Expected Maturity Date
                         -------------------------------------------------------------------------
                                                                                                                   Fair
                            2000        2001        2002         2003        2004     Thereafter      Total        Value
                                                      (in thousands)

Secured Fixed            $   61,441  $   15,435  $  14,301    $   37,849  $  27,791   $   398,796  $  555,613   $  555,613
Average interest rate         6.83%       7.93%      7.46%         7.64%      7.38%         6.80%       6.94%

Secured Variable         $   41,402  $    7,100  $       -    $        -  $  97,600   $       -    $  146,102   $  146,102
Average interest rate         8.41%       8.50%          -             -      6.53%           -         7.16%

Unsecured Fixed          $        -  $       -   $       -    $        -  $       -   $    91,150  $   91,150   $   91,150
Average interest rate             -          -           -             -          -         7.63%       7.63%

Unsecured Variable       $   70,628  $        -  $  33,865    $        -  $       -   $         -  $  104,493   $  104,493
Average interest rate         7.75%           -       8.25%            -          -             -       7.91%

The Operating Partnership believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Operating Partnership could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at December 31, 1999.

A change of 1/8% in the index rate to which the Operating Partnership's variable rate debt is tied would change the annual interest incurred by the Operating Partnership by $313,000, based upon the balances outstanding on variable rate instruments at December 31, 1999.

Item 8.   Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                  PART III

Item 10.      Directors and Executive Officers of the Company

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 5, 2000.

Item 11.      Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 5, 2000.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 5, 2000.

Item 13.      Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 5, 2000.


                                                       PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
                                                                                                          Page No.
(a)  (1) Financial Statements

         Report of Independent Public Accountants                                                            35

         Consolidated Balance Sheets at December 31, 1999 and 1998                                           36

         Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997              37

         Consolidated Statements of Partners' Equity for the years ended December 31, 1999,
              1998 and 1997                                                                                  38

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997          39

         Notes to Consolidated Financial Statements                                                          41

     (2) Financial Statement Schedules

         Schedule III - Real Estate and Accumulated Depreciation                                             59

         Schedule IV - Mortgage Loans Receivable, Secured by Real Estate                                     67

     (3) Exhibits to Financial Statements

         The Exhibit Index attached hereto is hereby incorporated by reference to this Item.                 70

(b)  Reports on Form 8-K (incorporated herein by reference)

     On October 26, 1999, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended September
     30, 1999.

     On January 26, 2000, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended December
     31, 1999.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of GLENBOROUGH PROPERTIES, L.P.:


We have audited the accompanying consolidated balance sheets of GLENBOROUGH PROPERTIES, L.P., as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements and the schedules referred to below are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GLENBOROUGH PROPERTIES, L.P., as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP



San Francisco, California
March 1, 2000


                      GLENBOROUGH PROPERTIES, L.P.
                      CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1999 and 1998
                  (in thousands, except share amounts)


                                                                                   1999                   1998
                                                                               --------------        ---------------
ASSETS
     Rental properties, gross                                                  $   1,761,536         $   1,793,530
     Accumulated depreciation                                                       (114,170)              (72,951)
                                                                               --------------        ---------------
     Rental properties, net                                                        1,647,366             1,720,579

     Rental properties held for sale, gross                                                -                31,778
     Accumulated depreciation                                                              -                (9,918)
                                                                               --------------        ---------------
     Rental properties held for sale, net                                                  -                21,860

     Investments in Development                                                       33,298                35,131
     Investments in Associated Companies                                               9,404                 8,807
     Mortgage loans receivable                                                        37,582                42,420
     Cash and cash equivalents                                                         6,363                 4,019
     Other assets                                                                     61,234                45,437
                                                                               --------------        ---------------

         TOTAL ASSETS                                                          $   1,795,247         $   1,878,253
                                                                               ==============        ===============

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
     Mortgage loans                                                            $     701,715         $     708,578
     Unsecured term debt                                                             125,015               150,000
     Unsecured bank line                                                              70,628                63,519
     Other liabilities                                                                30,625                28,921
                                                                               --------------        ---------------
       Total liabilities                                                             927,983               951,018
                                                                               --------------        ---------------

Commitments and contingencies                                                              -                     -

Partners' Equity:
     General partner, 344,358 and 359,777 units issued and outstanding at
       December 31, 1999 and 1998, respectively                                        8,245                 9,066
     Limited partners, 34,091,414 and 35,617,954 issued
       and outstanding at December 31, 1999 and 1998, respectively
                                                                                     859,019               918,169
                                                                               --------------        ---------------
       Total partners' equity                                                        867,264               927,235
                                                                               --------------        ---------------

           TOTAL LIABILITIES AND PARTNERS'
              EQUITY                                                           $   1,795,247         $   1,878,253
                                                                               ==============        ===============



          See accompanying notes to consolidated financial statements


                    GLENBOROUGH PROPERTIES, L.P.
                 CONSOLIDATED STATEMENTS OF INCOME
        For the years ended December 31, 1999, 1998 and 1997
              (in thousands, except per share amounts)

                                                                     1999               1998              1997
                                                                ----------------   ----------------  ----------------
  REVENUE
       Rental revenue                                           $     255,339      $     227,956     $      61,393
       Fees and reimbursements from affiliates                          3,312              2,802               719
       Interest and other income                                        6,404              4,557             1,627
       Equity in earnings of Associated Companies                       1,222              1,314             2,743
       Equity in loss of joint ventures                                  (310)                 -                 -
       Net gain on sales of real estate assets and repayment
          of notes receivable                                           9,013              4,796             1,491
                                                                ----------------   ----------------  ----------------
                Total revenue                                         274,980            241,425            67,973
                                                                ----------------   ----------------  ----------------

  EXPENSES
       Property operating expenses                                     88,037             75,426            20,904
       General and administrative                                       9,672             10,682             4,002
       Depreciation and amortization                                   58,295             50,169            14,829
       Interest expense                                                64,782             53,289             9,668
       Loss on sale of mortgage loan receivable                         1,229                  -                 -
       Loss on interest rate protection agreement                           -              4,323                 -
                                                                ----------------   ----------------  ----------------
               Total expenses                                         222,015            193,889            49,403
                                                                ----------------   ----------------  ----------------

  Income from operations before extraordinary item                     52,965             47,536            18,570
  Extraordinary item:
  Net gain (loss) on early extinguishment of debt                         984             (1,400)             (843)
                                                                ----------------   ----------------  ----------------
  Net income                                                           53,949             46,136            17,727
  Preferred partner interest distributions                            (22,280)           (20,620)                -
                                                                ================   ================  ================
  Net income available to general and limited partners          $      31,669      $      25,516     $      17,727
                                                                ================   ================  ================

  Per Partnership Unit Data:
  Net income before extraordinary item                          $       0.87       $       0.77      $       0.97
  Extraordinary item                                                    0.02              (0.04)            (0.04)
                                                                ----------------   ----------------  ----------------
  Net income available to general and limited partners          $       0.89       $       0.73      $       0.93
                                                                ================   ================  ================
  Weighted average number of partnership units outstanding
                                                                   35,427,601         35,036,393        19,093,111
                                                                ================   ================  ================


          See accompanying notes to consolidated financial statements



                    GLENBOROUGH PROPERTIES, L.P.
            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
        For the years ended December 31, 1999, 1998 and 1997
                           (in thousands)


                                                          General            Limited Partners
                                                          Partner                                        Total
                                                     -------------------    -------------------    ------------------

Balance at December 31, 1996                             $   1,056            $     104,576            $   105,632

Contributions                                                5,283                  523,010                528,293

Distributions                                                 (253)                 (25,086)               (25,339)

Net income                                                     177                   17,550                 17,727
                                                     -------------------    -------------------    ------------------

Balance at December 31, 1997                                 6,263                  620,050                626,313

Contributions                                                3,316                  328,241                331,557

Distributions                                                 (767)                 (75,970)               (76,737)

Unrealized loss on marketable securities                        (1)                     (33)                   (34)

Net income                                                     255                   45,881                 46,136
                                                     -------------------    -------------------    ------------------

Balance at December 31, 1998                                 9,066                  918,169                927,235

Contributions                                                   28                    2,711                  2,739

Distributions                                                 (821)                 (81,284)               (82,105)

Redemption of units                                           (296)                 (29,339)               (29,635)

Acquisition of Operating Partnership units                     (50)                  (4,903)                (4,953)

Unrealized gain on marketable securities                         1                       33                     34

Net income                                                     317                   53,632                 53,949
                                                     -------------------    -------------------    ------------------

Balance at December 31, 1999                             $   8,245            $     859,019            $   867,264
                                                     ===================    ===================    ==================


          See accompanying notes to consolidated financial statements


                 GLENBOROUGH PROPERTIES, L.P.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the years ended December 31, 1999, 1998 and 1997
                        (in thousands)

                                                                       1999               1998               1997
                                                                  ---------------    ---------------     --------------
Cash flows from operating activities:
     Net income                                                   $      53,949      $      46,136       $      17,727
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                   58,295             50,169              14,829
         Amortization of loan fees, included in
           interest expense                                               2,035              1,563                 221
         Equity in earnings of Associated Companies                      (1,222)            (1,314)             (2,743)
         Net gain on sales of real estate assets and
           repayment of notes receivable                                 (9,013)            (4,796)            (1,491)
         Loss on sale of mortgage loan receivable                         1,229                  -                   -
         (Gain) loss on early extinguishment of debt                       (984)             1,400                 843
         Changes in certain assets and liabilities, net                 (12,285)            (5,029)             (9,535)
                                                                  ---------------    ---------------     --------------
           Net cash provided by operating activities                     92,004             88,129              19,851
                                                                  ---------------    ---------------     --------------

Cash flows from investing activities:
     Net proceeds from sales of real estate assets                      144,846             73,339              12,950
     Additions to real estate assets                                    (51,824)          (626,161)           (586,965)
     Investments in development                                          (9,606)           (25,745)                  -
     Investments in joint ventures                                       (5,679)                 -                   -
     Additions to mortgage loans receivable                              (2,795)           (39,613)             (1,855)
     Principal receipts on mortgage loans receivable                      4,255                885               8,068
     Reductions in principal on mortgage loans receivable                 2,149                  -                   -
     Payments from affiliates                                               900                  -                   -
     Investments in Associated Companies                                      -                  -              (3,700)
     Distributions from Associated Companies                                625              3,455               2,260
                                                                  ---------------    ---------------     --------------
           Net cash provided by (used for) investing
                activities                                               82,871           (613,840)           (569,242)
                                                                  ---------------    ---------------     --------------

Cash flows from financing activities:
     Proceeds from borrowings                                           342,348            696,618             467,689
     Repayment of borrowings                                           (347,427)          (511,696)           (375,909)
     Payments into lender impound accounts, net                            (690)           (11,061)               (281)
     Proceeds from issuance of Senior Notes                                   -            150,000                   -
     Retirement of Senior Notes (less gain on retirement of
         $3,115 in 1999)                                                (55,735)                 -                   -
     Prepayment penalties on loan payoffs                                (2,026)                 -                   -
     Partner contributions                                                2,739            278,936             486,116
     Partner distributions                                              (82,105)           (76,737)            (25,339)
     Redemption of units                                                (29,635)                 -                   -
                                                                  ---------------    ---------------     --------------
              Net cash provided by (used for) financing
                activities                                             (172,531)           526,060             552,276
                                                                  ---------------    ---------------     --------------

                                                     continued

          See accompanying notes to consolidated financial statements

                      GLENBOROUGH PROPERTIES, L.P.
            CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
          For the years ended December 31, 1999, 1998 and 1997
                             (in thousands)

                                                                       1999               1998               1997
                                                                  ---------------    ---------------     --------------

Net increase in cash and cash equivalents                         $       2,344      $         349       $       2,885

Cash and cash equivalents at beginning of year                            4,019              3,670                 785
                                                                  ---------------    ---------------     --------------

Cash and cash equivalents at end of year                          $       6,363      $       4,019       $       3,670
                                                                  ===============    ===============     ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest (net of capitalized interest of
         $2,675 and $1,108 in 1999 and 1998, respectively)        $      63,316      $      46,608       $       9,373
                                                                  ===============    ===============     ==============

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:

     Acquisition of real estate through assumption of first
         trust deed notes payable                                 $      39,275      $     358,876       $      60,628
                                                                  ===============    ===============     ==============

     Acquisition of real estate through issuance of
         Operating Partnership units                              $           -      $      52,621       $      42,177
                                                                  ===============    ===============     ==============


         See accompanying notes to consolidated financial statements

                       GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998


Note 1.      ORGANIZATION

Glenborough Properties, L.P., a California Limited Partnership (the "Operating Partnership") was organized in the State of California on August 23, 1995. The Operating Partnership is the primary operating subsidiary of Glenborough Realty Trust Incorporated (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which eight public limited partnerships (the "Partnerships," collectively with Glenborough Corporation (defined below), the "GRT Predecessor Entities"), merged with and into the Company. The Company
(i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock to the Partnerships in exchange for 3,979,376 Operating Partnership units; and (ii) merged with Glenborough Corporation, a California Corporation, with the Company being the surviving entity. The Company then transferred certain real estate and related assets to the Operating Partnership in exchange for a sole general partner interest of 1% and a limited partnership interest of 85.37% (88.50% limited partnership interest as of December 31, 1999). The Operating Partnership also acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). The Operating Partnership commenced operations on January 1, 1996.

Subsequent to its original formation, the Company issued additional equity in the form of common and preferred shares. The proceeds from these offerings were contributed to the Operating Partnership. As a result of its preferred stock offering, the Company holds a preferred partner interest which has been accounted for as additional paid in capital in the accompanying financial statements. No additional units were issued in exchange for this contribution, however it entitles the Company to a preferred partner interest distribution sufficient to pay the Company's preferred stock distributions, which are paid at a rate of $1.94 per share.

The Operating Partnership, directly and through subsidiary entities, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of December 31, 1999, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 161 real estate projects, including office, office/flex, industrial, multifamily, retail and hotel properties, located in 22 states.

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

Prior  to  September  30,  1999,  the  Operating  Partnership  held  100% of the
non-voting   preferred  stock  of  the  following   associated   companies  (the
"Associated Companies"):

     Glenborough Corporation ("GC") is the general partner of several real estate limited partnerships and provides asset and property management services for these partnerships (the "Managed Partnerships"). It also provides partnership administration, asset management, property management and development services to a group of unaffiliated

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998

     partnerships, which include three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has significant real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships").

     Glenborough Hotel Group ("GHG") owns an approximate 36% limited partner interest in a real estate joint venture.

Effective September 30, 1999, GHG merged with GC. In the merger, the Operating Partnership received preferred stock of GC in exchange for its preferred stock of GHG. The merger was accounted for as a reorganization of entities under common control.

Following the merger, the Operating Partnership owns 100% of the 47,500 shares (representing 95% of total outstanding shares) of non-voting preferred stock of GC. Six individuals, including Sandra Boyle, Frank Austin and Terri Garnick, executive officers of the Company, own the 2,500 shares (representing 5% of total outstanding shares) of voting common stock of GC. The Operating
Partnership and GC intend that the Operating Partnership's interest in GC complies with REIT qualification standards.

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

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Operating Partnership as of December 31, 1999 and 1998, and the consolidated results of operations and cash flows of the Operating Partnership for the years ended December 31, 1999, 1998 and 1997. All intercompany transactions, receivables and payables have been eliminated in consolidation.

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

New Accounting Pronouncements
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued which, among other things, deferred the final implementation to fiscal years

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998

beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Management is evaluating the effects, if any, that this pronouncement will have on the Operating Partnership's consolidated financial position, results of operations and financial statement position.

Rental Properties
Rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Operating Partnership's plans for the continued operation of each property; and
(ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Operating Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Operating Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Operating Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

The useful lives are as follow:

     Buildings and Improvements               10 to 40 years
     Tenant Improvements                      Term of the related lease
     Furniture and Equipment                  5 to 7 years

Real Estate Held for Sale
Real estate held for sale consists of rental properties that are under contract to be disposed of. The fulfillment of the Operating Partnership's plans to dispose of property is dependent upon, among other things, the presence of economic conditions which will enable the Operating Partnership to hold the property for eventual sale. The Operating Partnership discontinues depreciation of rental property once it is classified as held for sale.

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

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998

Cash Equivalents
The  Operating   Partnership   considers   short-term   investments   (including
certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents.

Marketable Securities
The Operating Partnership records its marketable securities at fair value. Unrealized gains and losses on securities are reported as a separate component of partners' equity and realized gains and losses are included in net income. As of December 31, 1999, the Operating Partnership did not hold any marketable securities. As of December 31, 1998, marketable securities with a fair value of approximately $2,639,000 were included in other assets on the accompanying consolidated balance sheet.

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

At December 31, 1999 and 1998, the Operating Partnership was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in August 1999 as discussed in Note 7 below.

Deferred Financing and Other Fees
Fees  paid in  connection  with  the  financing  and  leasing  of the  Operating
Partnership's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the years ended December 31, 1999, 1998 and 1997, no tenants represented 10% or more of rental revenue of the Operating Partnership.

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

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998

Scheduled rent increases are based primarily on the Consumer Price Index or a similar factor. Material incentives paid, if any, by the Operating Partnership to a tenant are amortized as a reduction of rental income over the life of the related lease.

The Operating Partnership's portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Operating Partnership's ability to release the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Operating Partnership will obtain in the future will be equal to or greater than those obtained under existing contractual commitments.

Income Taxes
As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material. Taxable income of the Operating Partnership for the years ended December 31, 1998 and 1997 was $58,266,000 and $23,795,000, respectively. Estimated taxable income for the year ended December 31, 1999 is $62,143,000. Reconciling differences between book income and tax income primarily result from timing differences in depreciation expense.

The Operating Partnership declared distributions per unit of $1.68, $1.68 and $1.38 for the years ended December 31, 1999, 1998 and 1997, respectively. The following is a summary of distributions per unit which represent a return of capital measured using generally accepted accounting principles:

   Distribution Per Unit                  1999           1998             1997
   -------------------------------     -----------    ------------     ---------

   From book net income                $    1.28      $    1.31        $    1.38
   Representing return of capital           0.40           0.37             0.00
   Total Distributions                 $    1.68      $    1.68        $    1.38

For the years ended December 31, 1999, 1998 and 1997, respectively, 24%, 22% and 0% of the distributions paid represented a return of capital for federal income tax purposes

Net Income Per Partnership Unit
Net income per partnership unit is calculated using the weighted average number of partnership units outstanding during the period. No effect on per unit amounts has been attributed to a potential conversion of the Preferred Partner Interest into limited partner units as the impact is anti-dilutive. No other potentially dilutive securities of the Operating Partnership exist.

Note 3.   RENTAL PROPERTY

The cost and accumulated depreciation of rental property as of December 31, 1999 and 1998 are as follows (in thousands):

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998


                                               Buildings
                                                  and                                                   Net Recorded
                                             Improve-ments                           Accumulated           Value
1999:                           Land                              Total Cost         Depreciation
                            -------------    ---------------    ---------------     ---------------    ---------------
Office properties           $   101,974      $     763,922       $   865,896         $   (54,886)        $   811,010
Office/Flex properties           48,205            222,838           271,043             (17,295)            253,748
Industrial properties            25,652             96,810           122,462             (10,625)            111,837
Retail properties                15,188             62,440            77,628              (7,130)             70,498
Multifamily properties           47,299            369,859           417,158             (22,420)            394,738
Hotel properties and other
                                    -                7,349             7,349              (1,814)              5,535
                            -------------    ---------------    ---------------     ---------------    ---------------
Total                       $   238,318      $   1,523,218       $ 1,761,536         $  (114,170)        $ 1,647,366
                            =============    ===============    ===============     ===============    ===============

                                               Buildings
                                                  and                                                   Net Recorded
                                             Improve-ments                           Accumulated           Value
1998:                           Land                              Total Cost         Depreciation
                            -------------    ---------------    ---------------     ---------------    ---------------
Office properties           $    92,166      $     773,018       $   865,184         $   (35,318)        $   829,866
Office/Flex properties           54,167            251,714           305,881             (11,443)            294,438
Industrial properties            21,329            115,451           136,780             (10,217)            126,563
Retail properties                20,524             72,654            93,178              (8,369)             84,809
Multifamily properties           46,590            350,011           396,601              (8,796)            387,805
Hotel properties                  2,756             24,928            27,684              (8,726)             18,958
                            =============    ===============    ===============     ===============    ===============
Total                       $   237,532      $   1,587,776       $ 1,825,308         $   (82,869)        $ 1,742,439
                            =============    ===============    ===============     ===============    ===============

Acquisitions
In the fourth quarter of 1999, through one of its development alliances, the Operating Partnership acquired Chase Monroe Phase II, a 96-unit addition to the Operating Partnership's existing 120-unit multifamily complex in the Charlotte, North Carolina area. The total acquisition cost, including third party expenditures incurred for the purpose of this transaction, was approximately $5 million in cash, including a $4.4 million advance under the Credit Facility. The development pipeline also produced Bridgewater II, an 84,000 square foot office building in Northern New Jersey. The acquisition was structured through an exchange of interests in other development projects with the same development alliance and involved the assumption of $10 million in debt. There was no cash involved in the transaction.

In the third quarter of 1999, the Operating Partnership acquired all of the real estate assets of Prudential-Bache/Equitec Real Estate Partnership, a California limited partnership (the "Pru Bache Portfolio") in which the managing general partner was Prudential-Bache Properties, Inc., and in which GC and Robert Batinovich, Chief Executive Officer of the Company served as co-general partners since March 1994. Neither GC nor Robert Batinovich held a material equity or economic interest in the Pru-Bache Portfolio. The acquisition was unanimously approved by the Company's independent directors, with Robert Batinovich and Andrew Batinovich abstaining. The total acquisition cost, including third party expenditures incurred for the purpose of the transaction, was approximately $49.1 million, which consisted of (i) approximately $15.2 million of assumed debt and (ii) the balance in cash, including approximately $21.4 million of proceeds from the sales of real estate assets and an $11.2 million advance under the Credit Facility. The Pru-Bache Portfolio consists of four office buildings and one office/flex property, aggregating 550,592 total square feet and located in Rockville, Maryland, Memphis, Tennessee, Sacramento, California and Seattle, Washington.

In the second quarter of 1999, the Operating Partnership expanded its existing holdings near Los Angeles International Airport by purchasing a 41,709 square foot industrial building plus additional land which is the second phase of the project purchased in the first quarter (see below). This second phase has been

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998

leased on a long term triple net basis to the tenant currently occupying phase one of the project. The total acquisition cost, including third party expenditures incurred for the purpose of the transaction, was approximately $5.6 million.

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

Dispositions
In the fourth quarter of 1999, the Operating Partnership sold eight properties, including one office, two office/flex, five industrial and one building from an office/flex property. The assets were sold for an aggregate sales price of approximately $28,697,000 and generated an aggregate net gain of approximately $2,291,000.

In the third quarter of 1999, the Operating Partnership sold five properties, including two office, two office/flex and one hotel. The assets were sold for an aggregate sales price of approximately $19,865,000 and generated an aggregate net loss of approximately $371,000.

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

These transactions are reflected as the net gain on sales of real estate assets on the accompanying consolidated statement of income for the year ended December 31, 1999.

The Operating Partnership leases its commercial and industrial property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1999 are as follows (in thousands):

          Year Ending
         December 31,
            2000                           $  173,142
            2001                              134,000
            2002                              110,945
            2003                               89,334
            2004                               66,933
            Thereafter                        211,580
                                           $  785,934

Note 4.   INVESTMENTS IN ASSOCIATED COMPANIES

The Operating  Partnership accounts for its investment in GC (as defined in Note
1) using the equity method as a substantial portion of the economic benefits flow to the Operating Partnership by virtue of its 100% non-voting preferred stock interest in GC, which interest constitutes substantially all of GC's

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998

capitalization. Three of the holders of the voting common stock of GC are officers of the Company; however, the Operating Partnership has no direct voting or management control of GC. The Operating Partnership records earnings on its investment in GC equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from GC are recorded as a reduction of the Operating Partnership's investments.

As of December 31, 1999 and 1998, the Operating Partnership had the following investments in the Associated Companies (in thousands):
                                                              GC (1)
             Investment at December 31, 1997                $ 10,948
             Distributions                                    (3,455)
             Equity in earnings                                1,314
             Investment at December 31, 1998                   8,807
             Distributions                                      (625)
             Equity in earnings (loss)                         1,222
             Investment at December 31, 1999                $  9,404

Summary condensed balance sheet information as of December 31, 1999 and 1998, and the condensed statements of income for the years then ended are as follows (in thousands):

                                                          Balance Sheets
                                                              GC (1)
                                                        As of December 31,
                                                     1999                1998
                                                  ------------        ------------
      Investments in management contracts, net    $   3,468           $   6,332
      Investment in real estate joint venture           4,512             4,050
      Other assets                                      8,011             2,647
                                                  ============        ============
      Total assets                                $  15,991           $  13,029
                                                  ============        ============

      Notes payable                               $    6,025          $   3,525
      Other liabilities                                  287                453
                                                  ------------        ------------
      Total liabilities                                 6,312             3,978

      Common stockholders                                 275               244

      Preferred stockholder                             9,404             8,807
                                                  ------------        ------------
      Stockholders' equity                              9,679             9,051
                                                  ============        ============
      Total liabilities and stockholders' equity  $  15,991           $  13,029
                                                  ============        ============


                                                        Statements of Income
                                                               GC (1)
                                                         For the year ended
                                                            December 31,
                                                      1999                1998
                                                   ------------        ------------
       Revenue                                     $   8,528           $  19,942
       Expenses                                        7,247              18,550
                                                   ============        ============
       Net income (loss)                           $   1,281           $   1,392
                                                   ============        ============
                                                   ============        ============
       Net  income  allocable  to  the  Operating
         Partnership                               $   1,222           $   1,314
                                                   ============        ============

(1) All amounts presented for GC represent combined amounts for GC and GHG due to the September 30, 1999 merger, as previously discussed in Note 1.

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998

Note 5.   MORTGAGE LOANS RECEIVABLE

The Operating Partnership's mortgage loans receivable consist of the following as of December 31, 1999 and 1998 (dollars in thousands):

                                                                                     1999                   1998
                                                                                ---------------        ---------------
Note secured by an office property in Phoenix,  AZ, with a fixed interest rate of 7% (until May 31,  2000,  at which  time the rate  shall  change to a fixed rate of 9%) and a maturity  date of May 2001.  This note was sold in  November
1999 (see below for further discussion).                                           $         -            $     3,484

Note secured by a hotel property in Dallas,  TX, with a fixed interest rate of
9%,  monthly  interest-only  payments and a maturity  date of March 2000.  The principal  amount of this loan was reduced in  September  1999 and it was paid
off in December 1999 (see below for further discussion).                                     -                  3,600

Note secured by a hotel property in Arlington,  TX, with a fixed interest rate of 9%,  monthly  interest-only  payments  and a maturity  date of March  2000.
(see below for further discussion).                                                      1,141                      -

Note secured by Gateway  Park land located in Aurora,  CO, with a stated fixed interest rate of 13%, quarterly  interest-only payments and a maturity date of
July 2005 (see below for further discussion).                                           36,441                 35,336
                                                                                ---------------        ---------------

Total                                                                              $    37,582            $    42,420
                                                                                ===============        ===============

In November 1999, a note secured by an office property in Phoenix, Arizona was sold to a third party at a discount of $1,229,000 and the proceeds of the sale were invested in the repurchase of preferred stock. This discount is recorded as a loss on sale of mortgage loan receivable on the accompanying consolidated statement of income for the year ended December 31, 1999.

In September 1999, the Operating Partnership sold a hotel property in Arlington, Texas, to a third party for a sale price of $2.1 million, of which $1.14 million was represented by a note receivable secured by the hotel property. This note was paid off in January 2000.

In 1998, the Operating Partnership sold a hotel property in Dallas, Texas, to a third party for a sale price of $4.2 million, of which $3.6 million was represented by a note receivable secured by the hotel property. In September 1999, the loan agreement was modified to reduce the sale price of the hotel by $1.6 million and, thus, the principal amount of the note receivable was also reduced by $1.6 million. In addition, the maturity date of the note was extended to March 2000. This note was paid off in December 1999.

In 1998, the Operating Partnership entered into a development alliance with The Pauls Corporation (see Note 6). In addition to this development alliance, the Operating Partnership loaned approximately $34 million ($36.4 million, including accrued interest, at December 31, 1999), secured by a First Mortgage, to continue the build-out of Gateway Park. In this arrangement, the Operating Partnership has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Operating Partnership could acquire up to
2.2 million square feet of office, office/flex and industrial space and 1,600 multifamily units over the next ten years.

Contractually due principal payments of the mortgage loans receivable are as follows (in thousands):

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998

                 Year Ending
                December 31,
                   2000                      $    1,141
                   2001                               -
                   2002                               -
                   2003                               -
                   2004                               -
                   Thereafter                    36,441
                   Total                     $   37,582

Note 6.   INVESTMENTS IN DEVELOPMENT AND OTHER ASSETS

The Operating Partnership currently has 3 alliances for the development of approximately 885,000 square feet of office, office/flex and distribution properties and 1,614 multifamily units in Colorado, Texas, New Jersey, Kansas and Michigan. As of December 31, 1999, the Operating Partnership has an investment of approximately $33 million. Under these development alliances, the Operating Partnership has certain rights to purchase the properties upon completion of development over the next five years.

In June 1999, the Operating Partnership entered into a joint venture in which it sold a 90% interest in Rockwall I & II, a 340,252 square foot office complex located in Rockville, Maryland. The Operating Partnership maintains a 10% interest in the asset along with a contract for property management and asset management services under which the Operating Partnership is entitled to receive property management fees of 3% of cash receipts and an annual asset management fee of $350,000. The proceeds from the sale were used to paydown the Credit Facility (discussed below), to reduce other secured debt and to repurchase the Company's stock. The value of this 10% interest is approximately $1.4 million and is included in Other Assets on the accompanying consolidated balance sheet as of December 31, 1999. This investment is accounted for using the equity method.

In April 1999, the Operating Partnership also purchased a 10% interest in a joint venture holding the fee simple title to the land under Rincon Center I & II in San Francisco, California. The land was purchased from the United States Post Office for a purchase price of $80.5 million. The land has a triple net ground lease with a remaining term of 51 years with minimum 30% rental increases every six years. In October 1999, the joint venture purchased the leasehold improvements comprising Rincon Center I & II. Occupying a full city block near the waterfront in the Financial District, Rincon Center I & II contains approximately 700,000 square feet which includes commercial office and retail space, 320 multifamily units and 381 subterranean parking spaces. The Operating Partnership took over management and leasing of the project on November 1, 1999 and is now entitled to receive property management fees of 1.75% of cash receipts. The book value of this 10% interest is approximately $4.2 million and is included in Other Assets on the accompanying consolidated balance sheet as of December 31, 1999. This investment is accounted for using the equity method.

As of December 31, 1999 and 1998, other assets on the consolidated balance sheets consists of the following (in thousands):
                                                   1999              1998
                                                ------------      ------------
       Accounts receivable                      $   3,863         $   1,968
       Prepaid expenses                             8,164             8,157
       Impound accounts                            12,970            12,280
       Lease commissions and loan fees             20,867            13,120
       Investment in joint ventures                 5,679                 -
       Corporate office fixed assets                4,726             4,259
       Marketable securities                            -             2,639
       Related party receivable (Note 9)            1,847                 -
       Other                                        3,118             3,014
                                                ------------      ------------

       Total other assets                       $  61,234         $  45,437
                                                ============      ============

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998

Note 7.   SECURED AND UNSECURED LIABILITIES

The Operating Partnership had the following mortgage loans, bank lines, and notes payable outstanding as of December 31, 1999 and 1998 (in thousands):

                                                                                            1999          1998
Secured loans with various  lenders,  net of  unamortized  discount of
$5,515 and $6,140 at December  31, 1999 and 1998,  respectively,  with a fixed  interest  rate of  6.125%,  monthly  principal  and  interest payments  ranging  between  $296  and  $458,  and a  maturity  date of
November 10, 2008.  These loans are secured by 35  properties  with an aggregate  net  carrying  value of $400,980  and  $408,439 at December
31, 1999 and  1998, respectively.                                                        $232,735      $234,871

Secured loan with an  investment  bank with a fixed  interest  rate of
7.57% and a  maturity  date of  January  1,  2006.  This loan was paid off  in  March  1999  with  the  proceeds  from  a  $26  million  loan
discussed below.                                                                                -        13,220

Secured loans with various  lenders,  bearing  interest at fixed rates
between  6.95%  and  9.25%  (approximately   $52,602  of  these  loans
include an  unamortized  premium of  approximately  $285 which reduces the  effective  interest  rate on those  instruments  to 6.75%),  with monthly  principal and interest  payments  ranging between $8 and $371 and maturing at various  dates through  December 1, 2030.  These loans are secured by  properties  with an aggregate  net  carrying  value of
$547,264 and $576,633 at December 31, 1999 and 1998, respectively.                        322,878       335,257

Secured loans with various banks  bearing  interest at variable  rates ranging  between  6.53% and 8.52% at  December  31, 1999 and 7.25% and
8.18% at December 31, 1998,  monthly  principal and interest  payments ranging  between $4 and $790 and  maturing  at various  dates  through
August  30,  2004.  These  loans are  secured  by  properties  with an aggregate  net  carrying  value of $224,526  and  $179,438 at December
31, 1999 and 1998, respectively.                                                          146,102       125,230

Unsecured  $142,500  line of credit  with a bank  ("Credit  Facility")
with a  variable  interest  rate of  LIBOR  plus  1.625%  (7.753%  and
7.401%  at  December  31,  1999  and  1998,   respectively),   monthly
interest  only  payments  and a maturity  date of December  22,  2000,
with one option to extend for 10 years.                                                    70,628        63,519

Unsecured  $125,000  term loan with a bank  with a  variable  interest rate of LIBOR  plus  1.75%  (8.25%  at  December  31,  1999),  monthly interest  only  payments  and a maturity  date of June 10,  2002.  See
below for further discussion.                                                              33,865             -

Unsecured   Senior  Notes  with  a  fixed  interest  rate  of  7.625%, interest  payable  semiannually  on March 15 and  September  15, and a maturity  date of March 15, 2005.  Approximately  $58,850 of the notes
were retired in 1999 as discussed below.                                                   91,150       150,000

Total                                                                                    $897,358      $922,097

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998

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

In June 1999, in order to increase the Operating Partnership's financial flexibility, the Credit Facility was modified to increase the commitment from $100 million to $142.5 million. The interest rate, monthly payments and maturity date remained unchanged. Subsequent to December 31, 1999, the maturity date was extended to June 2002.

In August 1999, the Operating Partnership closed a $97.6 million secured financing with a commercial bank ("Secured Financing"). The proceeds from this financing, combined with proceeds from a new $7.2 million mortgage and a draw on the Credit Facility, were used to retire a $113.2 million mortgage which would have matured in December of 1999. The new financing is a revolving line of credit maturing in five years with a five-year extension option, and bears interest at a floating rate equal to 75 basis points over the rate for 90-day mortgage backed securities credit-enhanced by FNMA. The December 31, 1999 interest rate on this loan was 6.53%.

In connection with the Secured Financing, the Operating Partnership entered into an interest rate cap agreement to hedge increases in interest rates above a specified level of 11.21%. The agreement is for a term concurrent with the Secured Financing instrument, is indexed to a 90-day LIBOR rate, and is for a notional amount equal to the maximum amount available on the Secured Financing loan. As of December 31, 1999, the 90-day LIBOR rate was 6.00125%. The Operating Partnership paid a premium fee at the inception of the cap agreement, which is being amortized as additional interest expense over the life of the agreement.

In November 1999, through the acquisition of a property through one of the Operating Partnership's development alliances (as discussed above), the Operating Partnership assumed a $10 million loan from a commercial bank. This loan is secured by one office property, has a maturity date of June 30, 2000 and bears interest at a floating rate of LIBOR plus 2.50%. The December 31, 1999 interest rate on this loan was 8.32%.

In December 1999, the Operating Partnership obtained an unsecured term loan from a commercial bank whereby, until December 9, 2000, the Operating Partnership can borrow the lesser of $125 million or the then Loan Availability (as defined). Any unborrowed amounts from the loan at December 9, 2000 will be cancelled. At December 31, 1999, $33,865,000 was outstanding on the loan. This loan has a maturity date of June 10, 2002 and bears interest at a floating rate of LIBOR plus 1.75%. The December 31, 1999 interest rate on this loan was 8.25%.

In the second, third and fourth quarters of 1999, the Operating Partnership retired approximately $58.9 million of unsecured Senior Notes at a discount. As a result of these transactions, a net gain on early extinguishment of debt of approximately $3.1 million was recorded which is included in the net gain on early extinguishment of debt on the accompanying consolidated statement of income for the year ended December 31, 1999, as discussed in Note 8 below.

Some of the Operating Partnership's properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Operating Partnership in accordance with Generally Accepted Accounting Principles ("GAAP").

The required principal payments on the Operating Partnership's debt for the next five years and thereafter, as of December 31, 1999, are as follows (in thousands):

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998


                Year Ending
               December 31,
                 2000                  $  102,843 (1)
                 2001                      22,535
                 2002                     118,794 (1)
                 2003                      37,849
                 2004                     125,391
                 Thereafter               489,946
                 Total                 $  897,358

(1) Subsequent to December 31, 1999, the maturity date on the Credit Facility was extended from December 2000 to June 2002. The payment schedule has been updated for this subsequent event and reflects a June 2002 payoff.

Note 8.  NET GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

In connection with the loan payoffs discussed above and the payoff of other mortgage debt, the Operating Partnership recorded a net gain on early extinguishment of debt of $984,000 for the year ended December 31, 1999. This gain consists of $3,115,000 of gains on retirement of Senior Notes (as discussed above) offset by $2,026,000 of losses due to prepayment penalties and $105,000 of losses due to the writeoff of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing (discussed above) and upon the sale of the properties securing the loans. Net loss on early extinguishment of debt of $1,400,000 during the year ended December 31, 1998, consisted of prepayment penalties and the write-off of unamortized loan fees upon the early payoff of debt. Various loans were paid-off early when more favorable terms were obtained through new financing and upon the sale of one of the hotels. Net loss on early extinguishment of debt of $843,000 during the year ended December 31, 1997, resulted from the write-off of unamortized loan fees related to a $50 million secured line of credit which was replaced with a $250 million unsecured line of credit (the "Credit Facility") from a commercial bank.

Note 9.   RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Operating Partnership from related entities totaled $3,312,000, $2,802,000 and $719,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Operating Partnership paid GC property management fees and salary reimbursements totaling $1,572,000 and $1,273,000 for the years ended December 31, 1999 and 1998, respectively, for management of a portfolio of residential properties owned by the Company, which is included in property operating expenses and general and administrative expenses on the accompanying consolidated statements of income.

In 1998, the Operating Partnership acquired from a Managed Partnership an option to purchase all of its rights under a Lease with Option to Purchase Agreement, for certain undeveloped land located in Burlingame, California. Upon expiration of the option period, the independent members of the Company's Board of Directors concluded that proceeding with the development of the property would have required that the Operating Partnership incur substantial debt. Accordingly, on February 1, 1999, the Operating Partnership elected not to proceed with the development and not to exercise the option in return for the Managed Partnership's agreement to reimburse the Operating Partnership for $2,309,000 of predevelopment costs, $462,000 to be paid in cash with the balance of $1,847,000 in a promissory note bearing interest at 10% and due on the earlier of sale, refinance or March 31, 2002. The note also contains a participation in profits realized by the Managed Partnership from the development and sale of the property. The principal balance of the note is included in Other Assets on the accompanying consolidated balance sheet as of December 31, 1999.

The Operating Partnership has no employees and reimburses, at cost, the Company for all employee-related costs included in the accompanying consolidated financial statements.

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998

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

Litigation. Prior to the completion of the Consolidation, two lawsuits were filed in 1995 contesting the fairness of the Consolidation, one in California State court and one in federal court. The complaints in both actions alleged, among other things, breaches by the defendants of fiduciary duties and inadequate disclosures. The State court action was settled over the objection of certain parties, and the settlement was approved (or review denied) by the Superior Court of the State of California in and for San Mateo County, the California state court of appeals, the California Supreme Court and the Supreme Court of the United States. In the federal action, the court in December of 1995 deferred all further proceedings pending a ruling in the State court action. Following the final resolution of the State court action, the defendants in January 2000 filed a motion to dismiss the federal court action. As of the date of this report, the plaintiffs had failed to file a timely responsive pleading, so the defendants intend to move for final dismissal. The Operating Partnership and the Company believe that it is very unlikely that this litigation would result in a liability that would exceed the accrued liability by a material amount. However, given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcomes of these actions will be favorable to the Operating Partnership and the Company.

Certain other claims and lawsuits have arisen against the Operating Partnership and the Company in their normal course of business. The Operating Partnership and the Company believe that such other claims and lawsuits will not have a material adverse effect on their financial position, cash flow or results of operations.

Note 11.  SEGMENT INFORMATION

The Operating Partnership owns a diverse portfolio of properties comprising six product types: office, office/flex, industrial, retail, multifamily and hotels. Each of these product types represents a reportable segment with distinct uses and tenant types which require the Operating Partnership to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The office/flex portfolio consists of properties designed for a combination of office and warehouse uses. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Operating Partnership's hotel operations are from three limited service "all-suite" properties leased to and operated by third parties. As of December 31, 1999, two of these hotel properties have been sold with only one remaining in the Operating Partnership's portfolio.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998

rental revenues. Significant information used by the Operating Partnership for its reportable segments as of and for the years ended December 31, 1999 and 1998 is as follows (in thousands):

                                                                                     Multi-family  Hotel and
1999                             Office     Office/Flex    Industrial     Retail                     Other         Total
                               -----------  -------------  -----------  -----------  ------------ ------------  -------------
Rental revenue                 $  120,135    $   35,772     $  18,694    $  11,182    $  68,144     $   1,412    $   255,339
Property operating expenses        46,840        10,184         4,445        3,640       30,570           420         96,099
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   73,295    $   25,588     $  14,249    $   7,542    $  37,574     $     992    $   159,240
                               ===========  =============  ===========  ===========  ============ ============  =============

Real estate assets, net        $  811,010    $  253,748     $ 111,837    $  70,498    $ 394,738     $   5,535    $1,647,366
                               ===========  =============  ===========  ===========  ============ ============  =============

1998
Rental revenue                 $  117,746    $   36,987     $  16,104    $  12,072    $  40,865     $   4,182    $   227,956
Property operating expenses        44,775        10,898         3,609        3,840       17,235           967         81,324
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   72,971    $   26,089     $  12,495    $   8,232    $  23,630     $   3,215    $   146,632
                               ===========  =============  ===========  ===========  ============ ============  =============

Real estate assets, net        $  829,866    $  294,438     $ 126,563    $  84,809    $ 387,805     $  18,958    $1,742,439
                               ===========  =============  ===========  ===========  ============ ============  =============


The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (in thousands):

                                                           1999                 1998
                                                      ----------------     ----------------
Revenues
Total revenue for reportable segments                     $  255,339           $  227,956
Other revenue (1)                                             19,641               13,469
                                                      ================     ================
Total consolidated revenues                               $  274,980           $  241,425
                                                      ================     ================

Net Income
NOI for reportable segments                               $  159,240           $  146,632
Elimination of internal property management fees               8,062                5,898
Unallocated amounts:
   Other revenue (1)                                          19,641               13,469
   General and administrative expenses                        (9,672)             (10,682)
   Depreciation and amortization                             (58,295)             (50,169)
   Interest expense                                          (64,782)             (53,289)
   Loss on sale of mortgage loan receivable                   (1,229)                   -
   Loss on interest rate protection agreement                      -               (4,323)
                                                      ================     ================
Income from operations before extraordinary item        $     52,965         $     47,536
                                                      ================     ================
Assets
Total assets for reportable segments                    $  1,647,366         $  1,742,439
Investments in Development                                    33,298               35,131
Investments in Associated Companies                            9,404                8,807
Mortgage loans receivable                                     37,582               42,420
Cash and cash equivalents                                      6,363                4,019
Other assets                                                  61,234               45,437
                                                      ================     ================
Total consolidated assets                               $  1,795,247         $  1,878,253
                                                      ================     ================

(1) Other revenue includes fee income, interest and other income, equity in earnings of Associated Companies, equity in earnings of joint ventures and net gains on sales of real estate assets.

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998

Note 12.  SUBSEQUENT EVENTS

On February 18, 2000, the Operating Partnership formed a limited liability company (the "LLC") with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. The Operating Partnership retains a 10% interest in the LLC. Consideration received for this contribution included $20.6 million in debt assumption by the LLC and $14.7 million in cash, which approximates the carrying value of the portion of the property now held by a third party. Cash proceeds to the Operating Partnership were funded by the capital contributions of the third party to the LLC. The LLC agreement provides for, among other things, a 3% annual management fee to the Operating Partnership for property management services, certain asset management fees and certain additional distributions in excess of its 10% interest, if available, upon the ultimate sale of the property by the LLC. The Operating Partnership will account for its interest in the LLC under the equity method.

In February 2000, the Operating Partnership entered into sale negotiations and on February 24, 2000, sold its interest in the office/flex property known as Columbia Warehouse, located in Columbia, Maryland, to an independent third party for all cash consideration of $1,640,000. This resulted in a loss on sale, to be recognized in the first quarter of 2000, of approximately $430,000.

Note 13.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except for weighted average units and per unit amounts):

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998


                                                                                    Quarter Ended
                                                         --------------------------------------------------------------------
                                                           March 31,       June 30, 1999       Sept 30,          Dec 31,
                                                              1999                               1999              1999
                                                         ---------------   ---------------  ---------------   ---------------
  REVENUE
       Rental revenue                                    $      64,641     $      64,552    $     62,934      $     63,212
       Fees and reimbursements from affiliates                   1,131               743             618               820
       Interest and other income                                 1,659             1,721           1,677             1,347
       Equity in earnings (loss) of Associated
          Companies                                                309              (874)          1,777                10
       Equity in earnings (loss) of joint ventures                   -                57             102              (469)
       Net gain (loss) on sales of real estate assets            1,351             5,742            (371)            2,291
                                                         ---------------   ---------------  ---------------   ---------------
         Total revenue                                          69,091            71,941          66,737            67,211
                                                         ---------------   ---------------  ---------------   ---------------

  EXPENSES
       Property operating expenses                              22,001            21,860          22,145            22,031
       General and administrative                                2,215             2,545           2,280             2,632
       Depreciation and amortization                            15,092            14,220          14,266            14,717
       Interest expense                                         16,540            16,418          15,720            16,104
       Loss on sale of mortgage loan receivable                      -                 -               -             1,229
                                                         ---------------   ---------------  ---------------   ---------------
         Total expenses                                         55,848            55,043          54,411            56,713
                                                         ---------------   ---------------  ---------------   ---------------

  Income from operations before extraordinary item              13,243            16,898          12,326            10,498
  Extraordinary item:
  Gain (loss) on early extinguishment of debt                   (1,991)            1,688             740               547
                                                         ---------------   ---------------  ---------------   ---------------
  Net income                                                    11,252            18,586          13,066            11,045
  Preferred partner interest distributions                      (5,570)           (5,570)         (5,570)           (5,570)
                                                         ===============   ===============  ===============   ===============
  Net income available to general and limited partners   $       5,682     $      13,016    $      7,496      $      5,475
                                                         ===============   ===============  ===============   ===============

  Per Partnership Unit Data:
  Net income after preferred partner interest
       distributions and before extraordinary item       $        0.21     $        0.31    $       0.19      $       0.14
  Extraordinary item                                             (0.05)             0.05            0.02              0.02
                                                         ---------------   ---------------  ---------------   ---------------
  Net income available to general and limited partners   $        0.16     $        0.36    $       0.21      $       0.16
                                                         ===============   ===============  ===============   ===============
  Weighted average number of partnership units
    outstanding                                             35,949,321        35,875,015      35,188,560        34,680,551
                                                         ===============   ===============  ===============   ===============


Per unit amounts do not  necessarily  sum to per unit amounts for the year as weighted  average  units  outstanding are measured for each period presented, rather than solely for the entire year.

                      GLENBOROUGH PROPERTIES, L.P.

                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998


                                                                                    Quarter Ended
                                                         --------------------------------------------------------------------
                                                           March 31,       June 30, 1998       Sept 30,          Dec 31,
                                                              1998                               1998              1998
                                                         ---------------   ---------------  ---------------   ---------------
  REVENUE
       Rental revenue                                    $      45,963     $      51,619    $     65,321      $     65,053
       Fees and reimbursements from affiliates                     473               759           1,220               350
       Interest and other income                                   307               246           1,416             2,588
       Equity in earnings (loss) of Associated
          Companies                                                352               709             629              (376)
       Net gain (reduction in prior quarter gain) on
          sales of real estate assets                            1,446               693            (250)            2,907
                                                         ---------------   ---------------  ---------------   ---------------
         Total revenue                                          48,541            54,026          68,336            70,522
                                                         ---------------   ---------------  ---------------   ---------------

  EXPENSES
       Property operating expenses                              15,671            16,265          22,446            21,044
       General and administrative                                1,866             2,603           3,372             2,841
       Depreciation and amortization                             9,984            10,934          14,309            14,942
       Interest expense                                          9,145             9,707          17,064            17,373
       Loss on interest rate protection agreement                    -                 -               -             4,323
                                                         ---------------   ---------------  ---------------   ---------------
         Total expenses                                         36,666            39,509          57,191            60,523
                                                         ---------------   ---------------  ---------------   ---------------

  Income from operations before extraordinary item              11,875            14,517          11,145             9,999
  Extraordinary item:
  Loss on early extinguishment of debt                               -                 -               -            (1,400)
                                                         ---------------   ---------------  ---------------   ---------------
  Net income                                                    11,875            14,517          11,145             8,599
  Preferred partner interest distributions                      (3,910)           (5,570)         (5,570)           (5,570)
                                                         ===============   ===============  ===============   ===============
  Net income available to general and limited partners   $       7,965     $       8,947    $      5,575      $      3,029
                                                         ===============   ===============  ===============   ===============

  Per Partnership Unit Data:
  Net income after preferred partner interest
       distributions and before extraordinary item       $        0.24     $        0.26    $       0.16      $       0.12
  Extraordinary item                                                 -                 -               -             (0.04)
                                                         ---------------   ---------------  ---------------   ---------------
  Net income available to general and limited partners   $        0.24     $        0.26    $       0.16      $       0.08
                                                         ===============   ===============  ===============   ===============
  Weighted average number of partnership units
    outstanding                                             33,771,067        34,432,922      35,932,666        35,974,851
                                                         ===============   ===============  ===============   ===============


Per unit amounts do not  necessarily  sum to per unit amounts for the year as weighted  average  units  outstanding are measured for each period presented, rather than solely for the entire year.


                                   GLENBOROUGH PROPERTIES, L.P.
                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                         December 31, 1999
                                          (in thousands)


           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Costs Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                       Company (1)             Acquisition (4)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
----------------------------------------------------------------------------------------------------

Office Properties:
    Tradewinds Financial, AZ        $    -       $   304       $  1,214         $     47
    Vintage Pointe, AZ               2,044           738          2,950              248
    400 South El Camino Real, CA        (8)        4,000         30,549            3,996
    Centerstone Plaza, CA               (6)        6,077         24,265              315
    Gateway Professional Center, CA      -           459          4,339               26
    Park Plaza, CA                       -           971          6,226              149
    University Tech Center, CA (2)       -         2,086          8,046              539
    Warner Village Medical, CA           -           558          2,232              338
    One Gateway Center, CO              (9)          470          9,498              (25)
    Buschwood III, FL                   (8)        1,479          5,890              470
    Park Place, FL                      (8)        1,895         12,982              585
    Temple Terrace Bus. Center, FL       -         1,788          6,949               27
    Ashford Perimeter, GA           20,923         1,174         42,227              398
    Powers Ferry Landing East, GA   18,548         2,744         40,600            1,532
    Capitol Center, IA                  (8)            -         11,981              650
    Columbia Center II, IL               -           208         20,329              345
    Embassy Plaza, IL                    -           436         15,680            1,343
    Oak Brook International, IL         (8)          757         11,126              560
    Oakbrook Terrace, IL            19,095           552         37,635              275
    Crosspoint Four, IN                  -           394          2,847               58
    Meridian Park, IN                    -         1,296          5,906              860
    The Osram Building, IN               -           264          4,515               20
    Leawood Office Building, KS      4,222         1,124         10,300              138
    Blue Ridge Office Building, MA   2,862           734          5,877              296
    Bronx Park I, MA                     -           916          9,104              370
    Marlborough Corporate Place, MA      -         5,655         55,908            1,064
    The Hartwood Building, MA        2,518           527          5,426              121
    Westford Corporate Center, MA       (6)        2,091          8,310              305
                                                   (continued)



                                   GLENBOROUGH PROPERTIES, L.P.
                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                         December 31, 1999
                                          (in thousands)


           COLUMN A                               COLUMN E                COLUMN F        COLUMN G          COLUMN H


                                            Gross Amount Carried
                                            at December 31, 1999
                                                  Buildings                                   (1)             Life
                                                     and         (3)      Accumulated       Date           Depreciated
     Description                       Land     Improvements    Total    Depreciation     Acquired            Over
----------------------------------------------------------------------------------------------------------------------

Office Properties:
    Tradewinds Financial, AZ        $   304     $  1,261     $   1,565   $    158           11/96          1-30 yrs.
    Vintage Pointe, AZ                  738        3,198         3,936        456           11/96          1-30 yrs.
    400 South El Camino Real, CA      4,000       34,545        38,545      3,182            3/98          1-30 yrs.
    Centerstone Plaza, CA             6,077       24,580        30,657      2,094            7/97          1-30 yrs.
    Gateway Professional Center, CA     459        4,365         4,824         61            7/99          1-30 yrs.
    Park Plaza, CA                      971        6,375         7,346         94            7/99          1-30 yrs.
    University Tech Center, CA (2)    2,086        8,585        10,671        778            6/97          1-30 yrs.
    Warner Village Medical, CA          558        2,570         3,128        341           10/96          1-30 yrs.
    One Gateway Center, CO              470        9,473         9,943        500            7/98          1-30 yrs.
    Buschwood III, FL                 1,479        6,360         7,839        541            9/97          1-30 yrs.
    Park Place, FL                    1,895       13,567        15,462        985            1/98          1-30 yrs.
    Temple Terrace Bus. Center, FL    1,788        6,976         8,764        523           12/97          1-30 yrs.
    Ashford Perimeter, GA             1,174       42,625        43,799      2,871            1/98          1-30 yrs.
    Powers Ferry Landing East, GA     2,744       42,132        44,876      2,852            1/98          1-30 yrs.
    Capitol Center, IA                  500       12,131        12,631        810            2/98          1-30 yrs.
    Columbia Center II, IL              208       20,674        20,882      1,458            1/98          1-30 yrs.
    Embassy Plaza, IL                   436       17,023        17,459      1,141            1/98          1-30 yrs.
    Oak Brook International, IL         757       11,686        12,443        830            1/98          1-30 yrs.
    Oakbrook Terrace, IL                552       37,910        38,462      2,529            1/98          1-30 yrs.
    Crosspoint Four, IN                 394        2,905         3,299        169            4/98          1-30 yrs.
    Meridian Park, IN                 1,296        6,766         8,062        428            4/98          1-30 yrs.
    The Osram Building, IN              264        4,535         4,799        264            4/98          1-30 yrs.
    Leawood Office Building, KS       1,124       10,438        11,562        674            3/98          1-30 yrs.
    Blue Ridge Office Building, MA      734        6,173         6,907        279            3/98          1-30 yrs.
    Bronx Park I, MA                    916        9,474        10,390        688            3/98          1-30 yrs.
    Marlborough Corporate Place, MA   5,655       56,972        62,627      3,834            1/98          1-30 yrs.
    The Hartwood Building, MA           527        5,547         6,074        369            3/98          1-30 yrs.
    Westford Corporate Center, MA     2,091        8,615        10,706        786            4/97          1-30 yrs.
                                                                                       (continued)



                                               GLENBOROUGH PROPERTIES, L.P.
                                   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                      December 31, 1999
                                                       (in thousands)


           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                        Company (1 )          Acquisition (4)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
-----------------------------------------------------------------------------------------------------
Office Properties continued:
   Montgomery Exec. Center, MD      $       (8)   $1,928      $   7,676           $   524
   Montrose Office Park, MD         15,175         3,871         20,360               72
   Riverview Office Tower, MN           (6)        4,095         16,333            1,467
   University Club Tower, MO             -         4,087         14,519            2,735
   Woodlands Plaza, MO                  (6)        1,114          4,426              527
   Edinburgh Center, NC                 (8)          984         14,232              520
   One & Three Pacific Place, NE        (8)        1,985         18,014              640
   25 Independence Blvd., NJ            (8)        4,547         18,141              313
   Bridgewater II, NJ               10,000         7,309         12,570                -
   Bridgewater Exec. Quarters, NJ    4,370         2,075          7,337               21
   Executive Place, NJ                   -           944         11,347               39
   Frontier Exec. Quarters I, NJ        (8)        4,200         33,892              257
   Frontier Exec. Quarters II, NJ       (8)          631          5,091               92
   Gatehall, NJ                          -         1,865          7,427              682
   Morristown Medical Offices, NJ        -           518          1,832                6
   Vreeland Business Ctr., NJ            -         1,863          8,714               49
   Citibank Park, NV                    (8)        4,628         18,442            1,121
   Poplar Towers, TN                     -         1,688          3,787              181
   Thousand Oaks, TN                     -         9,741         40,355            1,789
   2000 Corporate Ridge, VA         20,605           909         41,096              362
   700 South Washington, VA             (6)        1,981          7,894              581
   Cameron Run, VA                  10,034           414         18,964              279
   Globe Building, WA                    -           375          1,501              279
-----------------------------------------------------------------------------------------------------
         Office Total                            101,449        736,861           27,586
-----------------------------------------------------------------------------------------------------

                                                    (continued)


                                               GLENBOROUGH PROPERTIES, L.P.
                                   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                      December 31, 1999
                                                       (in thousands)


           COLUMN A                                COLUMN E              COLUMN F        COLUMN G          COLUMN H


                                            Gross Amount Carried
                                            at December 31, 1999
                                                  Buildings                                  (1)              Life
                                                     and         (3)      Accumulated       Date           Depreciated
     Description                       Land     Improvements    Total    Depreciation     Acquired            Over
----------------------------------------------------------------------------------------------------------------------
Office Properties continued:
   Montgomery Exec. Center, MD     $  1,928     $  8,200     $  10,128     $  760            9/97          1-30 yrs.
   Montrose Office Park, MD           3,871       20,432        24,303        340            7/99          1-30 yrs.
   Riverview Office Tower, MN         4,095       17,800        21,895      1,726            4/97          1-30 yrs.
   University Club Tower, MO          4,087       17,254        21,341      2,324            7/96          1-40 yrs.
   Woodlands Plaza, MO                1,114        4,953         6,067        548            4/97          1-30 yrs.
   Edinburgh Center, NC                 984       14,752        15,736      1,077            1/98          1-30 yrs.
   One & Three Pacific Place, NE      1,985       18,654        20,639      1,106            5/98          1-30 yrs.
   25 Independence Blvd., NJ          4,547       18,454        23,001      1,528            9/97          1-30 yrs.
   Bridgewater II, NJ                 7,309       12,570        19,879        131           12/99          1-30 yrs.
   Bridgewater Exec. Quarters, NJ     2,075        7,358         9,433        614            9/97          1-30 yrs.
   Executive Place, NJ                  944       11,386        12,330        569            8/98          1-30 yrs.
   Frontier Exec. Quarters I, NJ      4,200       34,149        38,349      2,861            9/97          1-30 yrs.
   Frontier Exec. Quarters II, NJ       631        5,183         5,814        435            9/97          1-30 yrs.
   Gatehall, NJ                       1,865        8,109         9,974        697            9/97          1-30 yrs.
   Morristown Medical Offices, NJ       518        1,838         2,356        154            9/97          1-30 yrs.
   Vreeland Business Ctr., NJ         1,863        8,763        10,626        511            6/98          1-30 yrs.
   Citibank Park, NV                  4,628       19,563        24,191      1,549            9/97          1-30 yrs.
   Poplar Towers, TN                  1,688        3,968         5,656         61            7/99          1-30 yrs.
   Thousand Oaks, TN                  9,741       42,144        51,885      3,103           12/97          1-30 yrs.
   2000 Corporate Ridge, VA             909       41,458        42,367      2,783            1/98          1-30 yrs.
   700 South Washington, VA           1,981        8,475        10,456        754            4/97          1-30 yrs.
   Cameron Run, VA                      439       19,218        19,657      1,311            1/98          1-30 yrs.
   Globe Building, WA                   375        1,780         2,155        249           10/96          1-30 yrs.
----------------------------------------------------------------------------------------------------------------------
         Office Total               101,974      763,922       865,896     54,886
----------------------------------------------------------------------------------------------------------------------

                                                      (continued)


                                               GLENBOROUGH PROPERTIES, L.P.
                                   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                      December 31, 1999
                                                       (in thousands)


           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                       Company (1)             Acquisition (4)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
--------------------------------------------------------------------------------------------------------
Office/Flex Properties:
   Baseline Business Park, AZ      $     -       $   886       $  3,527           $  388
   Hoover Industrial, AZ                 -           322          1,290              170
   Magnolia Industrial, AZ               -           322          1,241              229
   Scripps Terrace, CA                   -           678          2,685              104
   Tierrasanta Research Park, CA        (8)        1,303          5,189              773
   Gateway Eight, CO                    (9)          442          3,870               30
   Gateway Four, CO                    (10)          523          3,517             (106)
   Gateway One, CO                   2,376           402          3,608               32
   Gateway Six, CO                     (10)          568          5,040              310
   Northglenn Bus. Center, CO            -         1,335          3,354              156
   Fingerhut Business Center, FL         -         1,188          3,282               10
   Grand Regency Business Ctr., FL       -         1,120          4,302            1,082
   Lake Point Business Park, FL         (6)        1,344          5,343              340
   Primeco Business Center, FL           -           950          3,418               12
   Oakbrook Corners, GA                 (8)        1,057          4,209              176
   The Business Park, GA                (8)        1,485          5,912              599
   Covance Business Center, IN           -         1,405         15,109                -
   Park 100 - Building 42, IN (5)        -           712          3,286             (488)
   Canton Business Center, MA        3,291           796          6,758               73
   Fisher-Pierce, MA                    (6)          718          2,860              123
   Columbia Warehouse, MD                -           393          1,565               22
   Germantown Business Center, MD       (8)        1,442          5,753               23
   Bryant Lake Business Center, MN      (8)        1,907          7,531              878
   Winnetka Industrial Center, MN        -         1,189          4,737              188
   Woodlands Tech Center, MO            (6)          949          3,773              364
   Fairfield Business Quarters, NJ   2,675           817          3,479               67
   Fox Hollow Bus. Quarters, NJ          -         1,576          2,358              126
                                                        (continued)


                                               GLENBOROUGH PROPERTIES, L.P.
                                   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                      December 31, 1999
                                                       (in thousands)


           COLUMN A                              COLUMN E              COLUMN F        COLUMN G          COLUMN H


                                          Gross Amount Carried
                                          at December 31, 1999
                                                Buildings                                  (1)              Life
                                                   and         (3)      Accumulated       Date           Depreciated
     Description                     Land     Improvements    Total    Depreciation     Acquired            Over
--------------------------------------------------------------------------------------------------------------------
Office/Flex Properties:
   Baseline Business Park, AZ      $  886      $ 3,915      $  4,801     $  358            9/97          1-30 yrs.
   Hoover Industrial, AZ              322        1,460         1,782        175           10/96          1-30 yrs.
   Magnolia Industrial, AZ            322        1,470         1,792        162            6/97          1-30 yrs.
   Scripps Terrace, CA                678        2,789         3,467        242            9/97          1-30 yrs.
   Tierrasanta Research Park, CA    1,303        5,962         7,265        625            9/97          1-30 yrs.
   Gateway Eight, CO                  442        3,900         4,342        195            7/98          1-30 yrs.
   Gateway Four, CO                   523        3,411         3,934        174            7/98          1-30 yrs.
   Gateway One, CO                    402        3,640         4,042        182            7/98          1-30 yrs.
   Gateway Six, CO                    568        5,350         5,918        329            7/98          1-30 yrs.
   Northglenn Bus. Center, CO       1,335        3,510         4,845        256           12/97          1-30 yrs.
   Fingerhut Business Center, FL    1,188        3,292         4,480        247           12/97          1-30 yrs.
   Grand Regency Business Ctr., FL  1,120        5,384         6,504        537           12/97          1-30 yrs.
   Lake Point Business Park, FL     1,344        5,683         7,027        577            4/97          1-30 yrs.
   Primeco Business Center, FL        950        3,430         4,380        257           12/97          1-30 yrs.
   Oakbrook Corners, GA             1,057        4,385         5,442        384            9/97          1-30 yrs.
   The Business Park, GA            1,485        6,511         7,996        596            9/97          1-30 yrs.
   Covance Business Center, IN      1,405       15,109        16,514        797            7/98          1-30 yrs.
   Park 100 - Building 42, IN (5)     712        2,798         3,510        901           10/86          5-25 yrs.
   Canton Business Center, MA         796        6,831         7,627        460            3/98          1-30 yrs.
   Fisher-Pierce, MA                  718        2,983         3,701        269            4/97          1-30 yrs.
   Columbia Warehouse, MD             393        1,587         1,980        119           10/97          1-30 yrs.
   Germantown Business Center, MD   1,442        5,776         7,218        481            9/97          1-30 yrs.
   Bryant Lake Business Center, MN  1,907        8,409        10,316        664           11/97          1-30 yrs.
   Winnetka Industrial Center, MN   1,189        4,925         6,114        411            9/97          1-30 yrs.
   Woodlands Tech Center, MO          949        4,137         5,086        481            4/97          1-30 yrs.
   Fairfield Business Quarters, NJ    817        3,546         4,363        295            9/97          1-30 yrs.
   Fox Hollow Bus. Quarters, NJ     1,576        2,484         4,060        228            9/97          1-30 yrs.
                                                                    (continued)


                 GLENBOROUGH PROPERTIES, L.P.
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                        December 31, 1999
                         (in thousands)

           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                       Company (1)             Acquisition (4)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
------------------------------------------------------------------------------------------------------
Office/Flex Properties continued:
   Palms Business Center III, NV     $   (8)    $  3,984      $  10,207          $   109
   Palms Business Center IV, NV         (8)          627          3,272               20
   Palms Business Center North, NV      (8)        2,492          7,067              192
   Palms Business Center South, NV      (8)        4,134          9,610              368
   Post Palms Business Center, NV        -         2,522          9,453              136
   Clark Avenue, PA                      -           649          2,584               59
   Lehigh Valley Exec. Campus, PA        -         1,748         12,826              415
   Valley Forge Corporate Center, PA     -         2,614         34,805           (1,376)
   Kent Business Park, WA               (8)        1,211          4,822               89
   Totem Valley Business Center, WA      -         2,504          5,262              132
------------------------------------------------------------------------------------------------------
         Office/Flex Total                        48,314        216,904            5,825
------------------------------------------------------------------------------------------------------
Industrial Properties:
   Fairmont Commerce Center, AZ          -           735          2,928              177
   Fifth Street Industrial, AZ           -           654          2,522              183
   Bellanca Airport Park I, CA           -         8,687              -                -
   Coronado Industrial, CA              (8)          711          2,831               46
   East Anaheim Industrial, CA          (8)        1,480          3,282               36
   Springdale Commerce Center, CA       (8)        1,030          4,101               89
   Gateway Nine, CO                  4,694           612          4,941               11
   Gateway Seven, CO                   (10)          638          5,143              213
   Gateway Ten, CO                      (9)          524          4,762               36
   Gateway Three, CO                   (10)          508          4,704               39
   Gateway Two, CO                   3,831           561          4,425             (202)
   Atlantic Industrial, GA               -           634          3,866           (1,091)
   Navistar International, IL (5)        -           793         10,941           (4,122)

                                                     (continued)


                      GLENBOROUGH PROPERTIES, L.P.
          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             December 31, 1999
                              (in thousands)

           COLUMN A                                  COLUMN E              COLUMN F        COLUMN G          COLUMN H


                                              Gross Amount Carried
                                              at December 31, 1999
                                                    Buildings                                  (1)              Life
                                                       and         (3)      Accumulated       Date           Depreciated
     Description                         Land     Improvements    Total    Depreciation     Acquired            Over
------------------------------------------------------------------------------------------------------------------------
Office/Flex Properties continued:
   Palms Business Center III, NV     $  3,984    $  10,316     $  14,300     $  780           10/97          1-30 yrs.
   Palms Business Center IV, NV           627        3,292         3,919        247           10/97          1-30 yrs.
   Palms Business Center North, NV      2,492        7,259         9,751        553           10/97          1-30 yrs.
   Palms Business Center South, NV      4,134        9,978        14,112        764           10/97          1-30 yrs.
   Post Palms Business Center, NV       2,522        9,589        12,111        731           10/97          1-30 yrs.
   Clark Avenue, PA                       649        2,643         3,292        223            9/97          1-30 yrs.
   Lehigh Valley Exec. Campus, PA       1,748       13,241        14,989        906            1/98          1-30 yrs.
   Valley Forge Corporate Center, PA    2,505       33,538        36,043      2,180            1/98          1-30 yrs.
   Kent Business Park, WA               1,211        4,911         6,122        417            9/97          1-30 yrs.
   Totem Valley Business Center, WA     2,504        5,394         7,898         92            7/99          1-30 yrs.
------------------------------------------------------------------------------------------------------------------------
         Office/Flex Total             48,205      222,838       271,043     17,295
------------------------------------------------------------------------------------------------------------------------
Industrial Properties:
   Fairmont Commerce Center, AZ           735        3,105         3,840        244           10/97          1-30 yrs.
   Fifth Street Industrial, AZ            654        2,705         3,359        248            6/97          1-30 yrs.
   Bellanca Airport Park I, CA          8,687            -         8,687          -            2/99                n/a
   Coronado Industrial, CA                711        2,877         3,588        244            9/97          1-30 yrs.
   East Anaheim Industrial, CA          1,480        3,318         4,798        251           10/97          1-30 yrs.
   Springdale Commerce Center, CA       1,030        4,190         5,220        360            9/97          1-30 yrs.
   Gateway Nine, CO                       612        4,952         5,564        323            7/98          1-30 yrs.
   Gateway Seven, CO                      638        5,356         5,994        290            7/98          1-30 yrs.
   Gateway Ten, CO                        524        4,798         5,322        240            7/98          1-30 yrs.
   Gateway Three, CO                      508        4,743         5,251        237            7/98          1-30 yrs.
   Gateway Two, CO                        561        4,223         4,784        217            7/98          1-30 yrs.
   Atlantic Industrial, GA                634        2,775         3,409        276            9/97          1-30 yrs.
   Navistar International, IL (5)         793        6,819         7,612      2,188            3/84            40 yrs.

                                                                    (continued)



                      GLENBOROUGH PROPERTIES, L.P.
          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             December 31, 1999
                              (in thousands)

           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                       Company (1)             Acquisition (4)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
-------------------------------------------------------------------------------------------------------
Industrial Properties continued:
   Park 100 - Building 46, IN (5)      $  -        $    -      $       -        $     212
   J.I. Case Equip. Corp., KS (5)         -           236          3,264           (1,241)
   Flanders Industrial Park, MA           -           738          5,634              209
   Forest Street Business Center, MA      -           227          1,801               39
   Southworth-Milton, MA                 (6)        1,922          7,652               80
   Navistar International, MD (5)         -           356          4,911           (1,879)
   Cottontail Distribution Center, NJ 8,407         1,616         16,278               74
   Eatontown Industrial, NJ               -           765          1,963               30
   One Taft Industrial, NJ               (8)        1,326          4,975               56
   J.I. Case Equip. Corp., TN (5)         -           187          2,583             (988)
   Sea Tac II, WA (5)                     -           712          1,474             (178)
-------------------------------------------------------------------------------------------------------
         Industrial Total                          25,652        104,981           (8,171)
-------------------------------------------------------------------------------------------------------
Retail Properties:
   Sonora Plaza, CA                   4,811         1,948          7,781              176
   Piedmont Plaza, FL                     -         1,317          5,233               85
   River Run Shopping Ctr., FL            -         1,428          5,687              203
   Westwood Plaza, FL (5)                 -         2,599          5,110            2,755
   Westbrook Commons, IL                 (8)        3,067         12,213              718
   Broad Ripple Retail Center, IN         -           542          3,876              128
   Cross Creek Retail Center, IN      4,973         1,516          4,351              201
   Geist Retail Centre, IN            4,316         1,012          4,828              194
   Woodfield Centre, IN                   -           765          4,685              232
   Goshen Plaza, MD                       -           994          3,958               26
-------------------------------------------------------------------------------------------------------
        Retail Total                               15,188         57,722            4,718
-------------------------------------------------------------------------------------------------------

                                                        (continued)



                      GLENBOROUGH PROPERTIES, L.P.
          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             December 31, 1999
                              (in thousands)

           COLUMN A                                COLUMN E              COLUMN F        COLUMN G          COLUMN H


                                              Gross Amount Carried
                                              at December 31, 1999
                                                    Buildings                                  (1)              Life
                                                       and         (3)      Accumulated       Date           Depreciated
     Description                         Land     Improvements    Total    Depreciation     Acquired            Over
------------------------------------------------------------------------------------------------------------------------
Industrial Properties continued:
   Park 100 - Building 46, IN (5)     $     -     $    212    $      212   $    174           10/86          5-25 yrs.
   J.I. Case Equip. Corp., KS (5)         236        2,023         2,259        639            3/84            40 yrs.
   Flanders Industrial Park, MA           738        5,843         6,581        399            3/98          1-30 yrs.
   Forest Street Business Center, MA      227        1,840         2,067        117            3/98          1-30 yrs.
   Southworth-Milton, MA                1,922        7,732         9,654        708            4/97          1-30 yrs.
   Navistar International, MD (5)         356        3,032         3,388        960            3/84            40 yrs.
   Cottontail Distribution Center, NJ   1,616       16,352        17,968        954            6/98          1-30 yrs.
   Eatontown Industrial, NJ               765        1,993         2,758        167            9/97          1-30 yrs.
   One Taft Industrial, NJ              1,326        5,031         6,357        419            9/97          1-30 yrs.
   J.I. Case Equip. Corp., TN (5)         187        1,595         1,782        506            3/84            40 yrs.
   Sea Tac II, WA (5)                     712        1,296         2,008        464            2/86          5-25 yrs.
------------------------------------------------------------------------------------------------------------------------
         Industrial Total              25,652       96,810       122,462     10,625
------------------------------------------------------------------------------------------------------------------------
Retail Properties:
   Sonora Plaza, CA                     1,948        7,957         9,905        927           11/96          1-30 yrs.
   Piedmont Plaza, FL                   1,317        5,318         6,635        356            4/97          1-30 yrs.
   River Run Shopping Ctr., FL          1,428        5,890         7,318        338            9/97          1-30 yrs.
   Westwood Plaza, FL (5)               2,599        7,865        10,464      3,032            1/88          1-30 yrs.
   Westbrook Commons, IL                3,067       12,931        15,998      1,070            9/97          1-30 yrs.
   Broad Ripple Retail Center, IN         542        4,004         4,546        231            4/98          1-30 yrs.
   Cross Creek Retail Center, IN        1,516        4,552         6,068        266            4/98          1-30 yrs.
   Geist Retail Centre, IN              1,012        5,022         6,034        291            4/98          1-30 yrs.
   Woodfield Centre, IN                   765        4,917         5,682        286            4/98          1-30 yrs.
   Goshen Plaza, MD                       994        3,984         4,978        333            9/97          1-30 yrs.
------------------------------------------------------------------------------------------------------------------------
        Retail Total                   15,188       62,440        77,628      7,130
------------------------------------------------------------------------------------------------------------------------

                                                            (continued)



                      GLENBOROUGH PROPERTIES, L.P.
          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             December 31, 1999
                              (in thousands)


           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                        Company (1)            Acquisition (4)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
------------------------------------------------------------------------------------------------------
Multifamily Properties:
   Overlook Apartments, AZ         $    (6)     $  2,274       $  9,036          $   295
   Stone Ridge at Vinings, GA          (11)        1,881         16,942              855
   Woodmere Trace, GA                7,183         1,002          9,029               73
   Crosscreek Apartments, IN         6,215           701          9,042               99
   Harcourt Club Apartments, IN      3,756           437          5,389              191
   Island Club Apartments, IN       11,958           713         15,596              219
   Arrowood Crossing I & II, NC         (8)        1,837          7,222              413
   The Chase (Commonwealth), NC      3,143           784          3,083              43
   The Chase (Monroe), NC               (8)        1,033          4,062              264
   The Chase Monroe II, NC                           380          4,689               22
   Sabal Point I, II & III, NC          (8)        3,714         14,602              757
   Sharonridge I & II, NC            1,731           527          2,071              (22)
   The Courtyard, NC                 1,572           438          1,723               35
   The Landing on Farmhurst, NC      3,085           841          3,306               30
   The Oaks, NC                      2,272           644          2,649              (51)
   Wendover Glen, NC                 2,461           597          2,346               35
   Willow Glen, NC                      (8)          823          3,236              160
   Sahara Gardens, NV                   (8)        1,872          7,500              766
   Villas De Mission, NV                (8)        1,924          7,695              375
   Player's Club of Brentwood, TN       (8)          800          7,205              285
   Bandera Crossing, TX                (11)          675          6,077              207
   Bear Creek Crossing, TX             (11)          627          5,650               80
   Cypress Creek Apartments, TX        (11)          732          6,591              361
   The Hollows, TX                     (11)        1,390         12,518              187
   Hunterwood, TX                      (11)          563          5,067               73
   Hunter's Chase, TX                  (11)        2,094         18,857              287
   Jefferson Creek, TX                  (7)        1,889         17,017              171
   Jefferson Place, TX                  (7)        2,620         23,598              226
   La Costa, TX                         (7)        2,826         25,453              201
                                                          (continued)



                      GLENBOROUGH PROPERTIES, L.P.
          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             December 31, 1999
                              (in thousands)


           COLUMN A                                COLUMN E              COLUMN F        COLUMN G          COLUMN H


                                            Gross Amount Carried
                                            at December 31, 1999
                                                  Buildings                                  (1)              Life
                                                     and         (3)      Accumulated       Date           Depreciated
     Description                       Land     Improvements    Total    Depreciation     Acquired            Over
----------------------------------------------------------------------------------------------------------------------
Multifamily Properties:
   Overlook Apartments, AZ         $  2,274    $   9,331     $  11,605      $   875          4/97          1-30 yrs.
   Stone Ridge at Vinings, GA         1,881       17,797        19,678          954          6/98          1-30 yrs.
   Woodmere Trace, GA                 1,002        9,102        10,104          499          6/98          1-30 yrs.
   Crosscreek Apartments, IN            701        9,141         9,842          567          4/98          1-30 yrs.
   Harcourt Club Apartments, IN         437        5,580         6,017          349          4/98          1-30 yrs.
   Island Club Apartments, IN           713       15,815        16,528          981          4/98          1-30 yrs.
   Arrowood Crossing I & II, NC       1,837        7,635         9,472          621         12/97          1-30 yrs.
   The Chase (Commonwealth), NC         753        3,157         3,910          271         12/97          1-30 yrs.
   The Chase (Monroe), NC             1,033        4,326         5,359          354         12/97          1-30 yrs.
   The Chase Monroe II, NC              380        4,711         5,091           39         10/99          1-30 yrs.
   Sabal Point I, II & III, NC        3,714       15,359        19,073        1,225         12/97          1-30 yrs.
   Sharonridge I & II, NC               494        2,082         2,576          176         12/97          1-30 yrs.
   The Courtyard, NC                    422        1,774         2,196          148         12/97          1-30 yrs.
   The Landing on Farmhurst, NC         819        3,358         4,177          263         12/97          1-30 yrs.
   The Oaks, NC                         600        2,642         3,242          221         12/97          1-30 yrs.
   Wendover Glen, NC                    561        2,417         2,978          210         12/97          1-30 yrs.
   Willow Glen, NC                      823        3,396         4,219          282         12/97          1-30 yrs.
   Sahara Gardens, NV                 1,872        8,266        10,138          933         10/96          1-30 yrs.
   Villas De Mission, NV              1,924        8,070         9,994          976         10/96          1-30 yrs.
   Player's Club of Brentwood, TN       800        7,490         8,290          419          6/98          1-30 yrs.
   Bandera Crossing, TX                 675        6,284         6,959          338          6/98          1-30 yrs.
   Bear Creek Crossing, TX              627        5,730         6,357          331          6/98          1-30 yrs.
   Cypress Creek Apartments, TX         732        6,952         7,684          401          6/98          1-30 yrs.
   The Hollows, TX                    1,390       12,705        14,095          715          6/98          1-30 yrs.
   Hunterwood, TX                       563        5,140         5,703          280          6/98          1-30 yrs.
   Hunter's Chase, TX                 2,094       19,144        21,238        1,042          6/98          1-30 yrs.
   Jefferson Creek, TX                1,889       17,188        19,077          912          6/98          1-30 yrs.
   Jefferson Place, TX                2,620       23,824        26,444        1,280          6/98          1-30 yrs.
   La Costa, TX                       2,826       25,654        28,480        1,383          6/98          1-30 yrs.
                                                                 (continued)



                      GLENBOROUGH PROPERTIES, L.P.
          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             December 31, 1999
                              (in thousands)


           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                       Company (1)             Acquisition (4)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
---------------------------------------------------------------------------------------------------
Multifamily Properties continued:
   Longspur, TX                $       (11)   $    1,240   $     11,165       $      157
   North Park Crossing, TX             (11)        1,147         10,332              286
   Silver Vale Crossing, TX            (11)        1,111         10,006              349
   Springs of Indian Creek, TX      14,100         1,493         19,359               11
   The Park at Woodlake, TX             (8)        1,676         15,100              636
   Vista Crossing, TX                  (11)          737          6,643              115
   Walnut Creek Crossing, TX           (11)        1,286         11,586              140
   Willow Brook Crossing, TX           (11)          716          6,448              200
   Wind River Crossing, TX             (11)        1,437         12,939              317
---------------------------------------------------------------------------------------------------
        Multifamily Total                         47,481        360,829            8,848
---------------------------------------------------------------------------------------------------
Hotel Properties and Other:
   Country Inn & Suites by Carlson:
     Scottsdale, AZ                  4,035             -         12,117              185
Miscellaneous Investments                -             -              -           (4,953)
---------------------------------------------------------------------------------------------------
        Hotel and Other Total                          -         12,117           (4,768)
---------------------------------------------------------------------------------------------------
        Combined Total         $   231,281     $ 238,084   $  1,489,414         $ 34,038
===================================================================================================

(1)  Initial cost and date acquired by GRT Predecessor Entities, where applicable.
(2)  The Operating Partnership holds a participating first mortgage interest in the property.
     In accordance with GAAP, the Operating Partnership is accounting for the property as though it holds fee title.
(3)  The aggregate cost for Federal income tax purposes is  $1,634,765.
(4)  Bracketed amounts represent reductions to carrying value.
(5)  Initial Cost represents original book value carried forward from the financial statements of the GRT Predecessor Entities.
(6)  Cross collateralized loan secured by ten properties - $58,059.
(7)  Cross collateralized loan secured by three properties - $52,602.
(8)  Cross collateralized loans secured by 35 properties - $232,735.
(9)  Cross collateralized loan secured by three properties - $15,361.
(10) Cross collateralized loan secured by four properties - $14,077.
(11) Cross collateralized loan secured by 14 properties - $97,600.


                      GLENBOROUGH PROPERTIES, L.P.
          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             December 31, 1999
                              (in thousands)


           COLUMN A                                   COLUMN E              COLUMN F        COLUMN G          COLUMN H


                                               Gross Amount Carried
                                               at December 31, 1999
                                                     Buildings                                  (1)              Life
                                                        and         (3)      Accumulated       Date           Depreciated
     Description                          Land     Improvements    Total    Depreciation     Acquired            Over
-------------------------------------------------------------------------------------------------------------------------
Multifamily Properties continued:
   Longspur, TX                    $     1,240   $   11,322   $     12,562   $     625          6/98          1-30 yrs.
   North Park Crossing, TX               1,147       10,618        11,765          592          6/98          1-30 yrs.
   Silver Vale Crossing, TX              1,111       10,355        11,466          564          6/98          1-30 yrs.
   Springs of Indian Creek, TX           1,493       19,370        20,863          592          2/99          1-30 yrs.
   The Park at Woodlake, TX              1,676       15,736        17,412          876          6/98          1-30 yrs.
   Vista Crossing, TX                      737        6,758         7,495          377          6/98          1-30 yrs.
   Walnut Creek Crossing, TX             1,286       11,726        13,012          646          6/98          1-30 yrs.
   Willow Brook Crossing, TX               716        6,648         7,364          373          6/98          1-30 yrs.
   Wind River Crossing, TX               1,437       13,256        14,693          730          6/98          1-30 yrs.
-------------------------------------------------------------------------------------------------------------------------
        Multifamily Total               47,299      369,859       417,158       22,420
-------------------------------------------------------------------------------------------------------------------------
Hotel Properties and Other:
   Country Inn & Suites by Carlson:
     Scottsdale, AZ                          -       12,302        12,302        1,814          2/97          3-30 yrs.
Miscellaneous Investments                    -      (4,953)       (4,953)            -
-------------------------------------------------------------------------------------------------------------------------
        Hotel and Other Total                -        7,349         7,349        1,814
-------------------------------------------------------------------------------------------------------------------------
        Combined Total              $  238,318  $ 1,523,218   $ 1,761,536    $ 114,170
=========================================================================================================================

(1)  Initial cost and date acquired by GRT Predecessor Entities, where applicable.
(2)  The Operating Partnership holds a participating first mortgage interest in the property.
     In accordance with GAAP, the Operating Partnership is accounting for the property as though it holds fee title.
(3)  The aggregate cost for Federal income tax purposes is  $1,634,765.
(4)  Bracketed amounts represent reductions to carrying value.
(5)  Initial Cost represents original book value carried forward from the financial statements of the GRT Predecessor Entities.
(6)  Cross collateralized loan secured by ten properties - $58,059.
(7)  Cross collateralized loan secured by three properties - $52,602.
(8)  Cross collateralized loans secured by 35 properties - $232,735.
(9)  Cross collateralized loan secured by three properties - $15,361.
(10) Cross collateralized loan secured by four properties - $14,077.
(11) Cross collateralized loan secured by 14 properties - $97,600.




                         GLENBOROUGH PROPERTIES, L.P.
           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                              December 31, 1999
                                (in thousands)


Reconciliation of gross amount at which real estate was carried for the years ended December 31:

                                          1999                      1998                       1997
                                    -----------------          ----------------          -----------------

Rental Property:

Balance at beginning of year          $ 1,825,308                $   866,431                $  190,729

Additions during year:
Property acquisitions and
    additions                             124,726                  1,013,170                   690,214

Retirements/sales                        (183,545)                   (54,293)                  (14,512)

Miscellaneous                              (4,953)                         -                         -
                                    -----------------          ----------------          -----------------

Balance at end of year                $ 1,761,536                $ 1,825,308                $  866,431
                                    =================          ================          =================

Accumulated Depreciation:

Balance at beginning of year          $    82,869                $    41,213                $   28,784

Additions during year:
Depreciation                               56,004                     49,450                    14,496
Acquisitions                                    -                          -                       443

Retirements/sales                         (24,703)                    (7,794)                   (2,510)
                                    -----------------          ----------------          -----------------

Balance at end of year                $   114,170                $    82,869                $   41,213
                                    =================          ================          =================





                                   GLENBOROUGH PROPERTIES, L.P.
                 SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                        December 31, 1999
                                          (in thousands)

         COLUMN A              COLUMN B          COLUMN C          COLUMN D


 Description of Loan and
    Securing Property           Current                            Periodic
                             Interest Rate    Maturity Date     Payment Terms

First Mortgage Loan                                               Quarterly
Secured by land located                                         interest-only
in Aurora, Colorado               13%             7/1/05           payments

First Mortgage Loan                                                Monthly
secured by land located                                         interest-only
in Arlington, Texas               9%             3/31/00           payments







                                   GLENBOROUGH PROPERTIES, L.P.
                 SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                        December 31, 1999
                                          (in thousands)

         COLUMN A             COLUMN E         COLUMN F            COLUMN G                COLUMN H
                                                                   Carrying
                                                                   Amount,            Principal Amount of
 Description of Loan and                                          including            Loans Subject to
    Securing Property                        Face Amount           accrued                Delinquent
                            Prior Liens                            interest          Principal or Interest

First Mortgage Loan
Secured by land located
in Aurora, Colorado             None           $ 34,349            $  36,441                 None

First Mortgage Loan
secured by land located
in Arlington, Texas             None           $  1,141            $   1,141                 None
                                            ---------------     ---------------

                               Total           $ 35,490            $  37,582
                                            ===============     ===============





                                         GLENBOROUGH PROPERTIES, L.P.
                          SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                            December 31, 1999
                                             (in thousands)


The following is a summary of changes in the carrying amount of mortgage loans for the years ended December 31, 1999, 1998 and 1997:

                                           1999                        1998                        1997
                                    -------------------          ------------------          ------------------
Balance at beginning of year            $  42,420                    $   3,692                   $  9,905

Additions during year:
   New mortgage loans                       1,141                       39,613                      1,855
    Interest accruals                       1,296

Deductions during year:
   Collections of principal                (4,396)                        (885)                    (8,068)
   Reduction in principal                  (1,600)                           -                          -
   Loss on sale                            (1,229)                           -                          -
                                    -------------------          ------------------          ------------------


Balance at end of year                  $  37,582                    $  42,420                   $  3,692
                                    ===================          ==================          ==================



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

                              GLENBOROUGH PROPERTIES, L.P.,
                              a California Limited Partnership




                                      By: Glenborough Realty Trust Incorporated,
                                          its General Partner



      Date:  March 14, 2000                    /s/ Andrew Batinovich
                                               Andrew Batinovich
                                               Director, President and
                                               Chief Operating Officer





      Date:  March 14, 2000                    /s/ Stephen Saul
                                               Stephen Saul
                                               Chief Financial Officer
                                               (Principal Financial Officer)





      Date:  March 14, 2000                    /s/ Terri Garnick
                                               Terri Garnick
                                               Senior Vice President,
                                               Chief Accounting Officer,
                                               Treasurer
                                               (Principal Accounting Officer)

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

3.03 The Company's Form of Articles Supplementary relating to the 7-3/4% Series A Convertible Preferred Stock is incorporated herein by reference to
     Exhibit 3.03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

4.02 Form of 7-3/4% Series A Convertible Preferred Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A which was filed on January 22, 1998.

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

10.06 Registration Agreement between the Company and GPA, Ltd. is incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Exhibit 12.01

GLENBOROUGH PROPERTIES, L.P.
Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Partner Interest Distributions
For the five years ended December 31, 1999 (dollars in thousands)

                                                       GRT
                                                   Predecessor
                                                    Entities,
                                                    Combined                     The Operating Partnership
                                                  --------------  --------------------------------------------------------

                                                                     Twelve Months Ended December 31,
                                                  ------------------------------------------------------------------------
                                                      1995           1996            1997          1998           1999
                                                  --------------  -----------     -----------   ------------   -----------
EARNINGS, AS DEFINED

Net Income (Loss) before Preferred Partner
   Interest Distributions(2)                       $      524      $ (1,901)       $ 17,727     $  46,136      $  53,949
Extraordinary items                                         -           186             843         1,400           (984)
Federal & State income taxes                              357             -               -             -              -
Fixed Charges                                           2,129         3,913           9,668        53,289         64,782
                                                  --------------  -----------     -----------   ------------   -----------

                                                   $    3,010      $  2,198        $ 28,238     $100,825       $117,747
                                                  --------------  -----------     -----------   ------------   -----------

FIXED CHARGES AND PREFERRED PARTNER INTEREST
   DISTRIBUTIONS, AS DEFINED

Interest Expense                                   $    2,129      $  3,913        $  9,668     $  53,289      $  64,782
Capitalized Interest                                        -             -               -         1,108          2,675
Preferred Partner Interest Distributions                    -             -               -        20,620         22,280
                                                  --------------  -----------     -----------   ------------   -----------
                                                   $    2,129      $  3,913        $  9,668     $  75,017      $  89,737

RATIO OF EARNINGS TO FIXED   CHARGES (3)
                                                         1.41          0.56  (1)       2.92          1.85           1.75
                                                  --------------  -----------     -----------   ------------   -----------

RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED
   PARTNER INTEREST DISTRIBUTIONS (3)
                                                         1.41          0.56  (1)       2.92          1.34           1.31
                                                  --------------  -----------     -----------   ------------   -----------

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

Exhibit 23.01

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated March 1, 2000 on the financial statements of Glenborough Properties, L.P. included in this Form 10-K, into the Operating Partnership's previously filed Registration Statement File Nos. 333-70463 and 333-08806. It should be noted that we have not audited any financial statements of the Operating Partnership subsequent to December 31, 1999 or performed any audit procedures subsequent to the date of our report.


                                            /s/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP

San Francisco, California
March 14, 2000